Form 10-Q
period 1995-03-31
IPL SYSTEMS INC
filed 1995-05-12
CIK 351810

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-Q

                        -----------------------------


 X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
- - ---     Act of 1934

        FOR QUARTER ENDED MARCH 31, 1995.
                          ---------------
        or

- - ---     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from              to
                                       ------------    ------------

COMMISSION FILE NUMBER 0-10370


                               IPL SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

                        -----------------------------

      MASSACHUSETTS                                                04-2511897

  (State or jurisdiction of              (I.R.S.  Employer Identification No.)
incorporation or organization)

                 124 ACTON STREET, MAYNARD, MASSACHUSETTS 01754
             (Address of principal executive offices and Zip Code)


                                 (508) 461-1000
              (Registrant s Telephone Number, including area code)

                        -----------------------------


    ________________________________________________________________________
   Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  X                      NO
                          ---                        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                  OUTSTANDING AT MARCH 31, 1995
                 -----                  -----------------------------

       Class A $.01 par value                        4,504,776
       Class C $.01 par value                          879,743


                                     IPL SYSTEMS, INC.
                                     -----------------

                                      FORM 10-Q INDEX
                                      ---------------
                                                                                         Page No.
                                                                                         --------
Part I.    Financial Information


      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 1995
                  (Unaudited) and December 31, 1994.......................................  3

                  Consolidated Statements of Operations (Unaudited) -
                  Three Months Ended March 31, 1995
                  and March 31, 1994 .....................................................  4

                  Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended March 31, 1995 and March 31,
                  1994....................................................................  5

                  Notes to Unaudited Quarterly Consolidated Statements....................  6-7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................  8-9


Part II.   Other Information

      Item 6.     Exhibits and Reports on Form 8-K .......................................  10

                  Signatures .............................................................  11

PART I. FINANCIAL INFORMATION
- - -----------------------------

         Item 1.   Consolidated Financial Statements


                                                  IPL SYSTEMS, INC.
                                                  -----------------
                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                               (Thousands of Dollars)

                                               ASSETS
                                               ------
                                                          (Unaudited)
                                                        March 31, 1995                 December 31, 1994
                                                        --------------                 -----------------
 Current Assets:
   Cash and equivalents                                    $ 4,400                           $ 2,239
   Accounts receivable - net                                 4,477                             8,615
   Inventories                                               3,283                             3,060
   Refundable income taxes                                   1,425                             1,425
   Prepaid expenses and other current
    assets                                                     449                               358
                                                           -------                           -------
 Total Current Assets                                       14,034                            15,697

 Equipment and Improvements, net                             2,820                             3,067
                                                           -------                           -------
 Total Assets                                              $16,854                           $18,764
                                                           =======                           =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
 Current Liabilities:
   Accounts payable and accrued expenses                   $ 6,279                           $ 7,412

 Shareholders' Equity:
  Class A Common Stock, par value $.0l:
  Authorized, 20,000,000 shares;
  issued and outstanding, 4,504,776 and
  4,501,776 shares                                              45                                45

  Convertible Class C Common Stock,
  par value $.0l: Authorized, 2,250,000
  issued and outstanding
  879,743 shares                                                 9                                 9

  Additional paid-in capital                                16,585                            16,577

  Deficit                                                   (6,064)                           (5,279)
                                                           -------                           -------

Total Shareholders' Equity                                  10,575                            11,352
                                                           -------                           -------
Total Liabilities and Shareholders' Equity                 $16,854                           $18,764
                                                           =======                           =======

See notes to unaudited quarterly consolidated financial statements.

- - -------------------------------------------

                               IPL SYSTEMS, INC.
                               -----------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                (Thousands of Dollars, Except Per Share Amounts)

                                                                       Three Months Ended
                                                                    March 31,      March 31,
                                                                      1995           1994
                                                                   ----------     ----------
Revenue                                                               $ 6,517        $ 7,542
Cost of sales                                                           4,193          4,861
                                                                   ----------     ----------
Gross profit                                                            2,324          2,681
Expenses:
   Selling, general and administrative                                  2,833          4,007
   Engineering and development                                            330            513
                                                                   ----------     ----------
Operating loss                                                        (   839)        (1,839)
Other income:
   Interest                                                                35             22
   Other, net                                                              19             51
                                                                   ----------     ----------
                                                                           54             73
                                                                   ----------     ----------
Loss before income taxes                                               (  785)       ( 1,766)
Income tax benefit                                                          -            600
                                                                   ----------     ----------
Net loss                                                           $    ( 785)    $  ( 1,166)
                                                                   ==========     ==========


Net loss per share                                                 $    (0.15)    $    (0.22)
                                                                   ==========     ==========

Common and common equivalent
 shares used in the calculation
 of loss per share                                                  5,382,119      5,381,519
                                                                   ==========     ==========

      See notes to unaudited quarterly consolidated financial statements.

- - ------------------------------------------

                                        IPL SYSTEMS, INC.
                                        -----------------
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------

                                           (Unaudited)

                                      (Thousands of Dollars)

                                                                              Three Months Ended
                                                                              ------------------
                                                                            March 31,     March 31,
                                                                              1995          1994
                                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................       $    (785)    $  (1,166)
                                                                            ---------     ---------

   Adjustments to reconcile net loss
      to net cash provided by operating activities:

      Depreciation and amortization..................................             290           431

      Changes in assets and liabilities:
        Accounts receivable..........................................           4,138         6,489
        Inventories .................................................            (223)        1,034
        Prepaid expenses and other current assets ...................             (91)         (849)
        Accounts payable and accrued expenses .......................          (1,133)       (4,429)
                                                                            ---------     ---------
                     Total adjustments ..............................           2,981         2,676
                                                                            ---------     ---------
  Net cash provided by operating  activities.........................           2,196         1,510

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and improvements...........................             (43)         (536)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock ..................................               8             -
                                                                            ---------     ---------

CASH AND EQUIVALENTS:
   Net increase .....................................................           2,161           974
   BALANCE, beginning of period......................................           2,239         4,131
                                                                            ---------     ---------
   BALANCE, end of period............................................       $   4,400     $   5,105
                                                                            =========     =========

SUPPLEMENTARY CASH FLOW INFORMATION:
   Taxes paid........................................................       $       -     $      15
                                                                            =========     =========

      See notes to unaudited quarterly consolidated financial statements.

- - ------------------------------------------

                               IPL SYSTEMS, INC.
                               -----------------
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
              ----------------------------------------------------

1. Financial Statements
   --------------------

   The consolidated balance sheet as of March 31, 1995, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and March 31, 1994 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995, and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, including the audited financial statements and related notes included therein.

   The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2. Accounts Receivable
   -------------------


   Accounts receivable consist of the following:

                                                               (Thousands of dollars)
                                                   March 31, 1995               December 31, 1994
                                                   --------------               -----------------
   Total accounts receivable                           $7,776                        $12,283

   Less allowance for doubtful
       accounts                                         3,299                          3,668
                                                       ------                        -------
   Net Accounts Receivable                             $4,477                        $ 8,615
                                                       ======                        =======

- - ------------------------------------------

3.   Equipment and Improvements
     --------------------------


     Equipment and improvements consist of the following:

                                                 (Thousands of dollars)

                                          March 31, 1995     December 31, 1994
                                          --------------     -----------------
     Customer support                       $3,191                 $3,167
     Manufacturing equipment                 4,836                  4,815
     Office equipment & fixtures             2,410                  2,412
     Leasehold improvements                  1,335                  1,335
                                            ------                 ------
                                            11,772                 11,729
     Less accumulated depreciation           8,952                  8,662
                                            ------                 ------
                                            $2,820                 $3,067
                                            ======                 ======

4.   Income Taxes
     ------------

     There was no income tax benefit recorded in the first quarter of 1995 as the Company fully utilized the benefit from its tax net operating loss carryback in 1994. The deferred tax asset of approximately $250,000 resulting from the operating loss has been fully reserved. The $600,000 income tax benefit recorded in the first quarter of 1994 was the result of the operating loss and the anticipated utilization of that loss during the remainder of 1994.

5.   Restructuring
     -------------

     In November 1994, the Company approved and executed a restructuring program (the "Plan") to focus future product development and sales efforts in the open systems market. As a result of this change, the Company streamlined its operations by reducing its workforce, consolidating and closing certain facilities and writing off idle and excess assets. A restructuring charge of $1,971,000 was recorded in 1994.


     The payments made in the first quarter of 1995 and the accrual at December 31, 1994 and March 31, 1995 are as follows:

                                                                                        Remaining
                                       Accrual at               Paid in                Accrual at
                                  December 31, 1994          First Quarter           March 31, 1995
                                  -----------------          -------------           --------------
             Occupancy Costs            $ 471                    $ 114                    $ 357
             Severance Costs               88                       80                        8
                                        -----                    -----                    -----
                                        $ 559                    $ 194                    $ 365
                                        =====                    =====                    =====

     The occupancy costs will be paid out in 1995 through 1998 and the remaining severance costs will be paid out in the second quarter of 1995. There have been no changes to the Plan, the estimate of Plan costs or to the original Plan assumptions.

Item 2.  Management s Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                             RESULTS OF OPERATIONS
                             ---------------------

        Quarterly Results
        -----------------

        Revenue for the first quarter of 1995 was $6,517,000 compared with $7,542,000 for the first quarter of 1994. This decline in revenue is the result of the Company's 1994 reengineering of its sales strategy focusing on new, more profitable markets. U.S. sales declined 22% from $4,363,000 in the first quarter of 1994 to $3,400,000 in the first quarter of 1995, primarily the result of reduced sales through the AS/400 STAR channel of distribution. The Company's transition to sales of open systems products is in the early stages and has not fully offset the changes in AS/400 product sales. International revenues were approximately the same in the first quarter of 1995 compared with the first quarter of 1994.

        Disk revenue decreased 21% to $4,876,000 in the first quarter of 1995 compared with $6,142,000 in the first quarter of 1994. Tape revenue increased 18% to $976,000 in the first quarter of 1995 compared with $830,000 in the first quarter of 1994.

        The first quarter revenues are historically significantly lower than the fourth quarter of the previous year. The first quarter of 1995 revenue was at 80% of the fourth quarter of 1994 revenue, following the last three years in which the first quarter revenues were 50-60% lower than the revenues of the prior fourth quarter. Management believes this is the result of open systems sales which represented approximately 18% of total first quarter sales and 26% of U.S. sales.

        Gross margins in the first quarter of 1995 were 35.7% compared to 35.5% in the first quarter of 1994. The gross margins for the second and third quarters of 1994 were 21.0% and 25.7%. The gross margin was (36.8%) for the fourth quarter of 1994 and 10% for the year ended 1994 and reflected certain charges recorded in the fourth quarter (see the Company's Annual Report on Form 10-K for 1994). Compared with 1994, the improved gross margin for the first quarter of 1995 reflected the lower cost structures resulting from the 1994 reengineering, sales to the open systems market, and a partial recovery of a doubtful accounts receivable.

        Selling, general and administrative expenses decreased approximately 29% to $2,833,000 in the first quarter of 1995 compared with $4,007,000 in the first quarter of 1994. This $1,174,000 decrease is primarily related to the reengineering of the Company's operations during 1994 and ongoing aggressive expense management.

        Engineering and development expenses declined $183,000 in the first quarter of 1995 compared with the first quarter of 1994. This decrease is principally due to lower overhead resulting from the 1994 restructuring and reduced costs associated with the development of open systems products.

        In the fourth quarter of 1994, the Company recorded a $1,971,000 charge to restructure the Company's operations. The Company's restructuring plan substantially reduced its cost structure and refocused product development and sales efforts on the open systems market in addition to the Company's traditional AS/400 markets. There were no changes in the first quarter of 1995 to the restructure plan, the estimate of plan costs or to the original plan assumptions.

        The loss before income taxes for the first three months of 1995 was $785,000 compared with $1,766,000 for the comparable period of 1994. The improvement is primarily due to the reduction in operating expenses. Due to the absence of any income tax benefit, the Company's reported net loss was also $785,000, or $(0.15) per share compared with a net loss of $1,166,000, or $(0.22) per share, for the first quarter last year.

        There was no income tax benefit recorded in the first quarter of 1995 as the Company fully utilized the benefit from its tax net operating loss carryback in 1994. The deferred tax asset of approximately $250,000 resulting from the operating loss has been fully reserved.
        The $600,000 income tax benefit recorded in the first quarter of 1994 was the result of the operating loss and the anticipated utilization of that loss during the remainder of 1994.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

        The Company's cash and equivalents as of March 31, 1995 increased 97% to $4,400,000 compared to the 1994 year end level of $2,239,000. Accounts receivable balances decreased by 48% to $4,477,000 at March 31, 1995 from $8,615,000 at December 31, 1994. There was a 25 day improvement in the days sales outstanding from 96 days in the fourth quarter of 1994 to 71 days at March 31, 1995. Inventories increased slightly from $3,060,000 at December 31, 1994 to $3,283,000 at March 31, 1995. Management continues to focus its efforts toward aggressive asset management. Accounts payable and accrued expenses decreased by $1,133,000, or 15%, primarily due to reduced material requirements.

        Cash provided by operations through the first three months of 1995 was $2,196,000 compared to $1,510,000 in the same period of 1994, an increase of $686,000, or 45%. The Company is continuing to evaluate its external financing requirements for future growth of its business and alternatives for such financing during 1995. Management believes that its cash and equivalents, cash provided by operations, and other capital resources will be sufficient to meet its operating and capital requirements for its existing business. The Company remains free of any short-term and long-term debt obligations.

- - --------------------------------------

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a)  Exhibits
             --------

             Exhibit 11 - Computation of Net Loss Per Common Share -   Page 13
             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1995.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IPL SYSTEMS, INC.
                                           -----------------

DATE: May 8, 1995                          By: Gregory R. Grodhaus
                                               ----------------------------
                                               Gregory R. Grodhaus
                                               President
                                               Chief Executive Officer


                                           By: Eugene F. Tallone
                                               ----------------------------
                                               Eugene F. Tallone
                                               Chief Financial Officer
                                               Principal Accounting Officer


                               IPL SYSTEMS, INC.
                           FORM 10-Q,  MARCH 31, 1995


                                 EXHIBIT INDEX
                                 -------------

 Exhibit
   No.                     Description                                    Page No.
 -------                   -----------                                    --------
  11      Computation of weighted average shares used in
          computing earnings per share amounts.  Filed herewith             13

  27      Financial Data Schedule