Form 10-Q
period 1995-06-30
IPL SYSTEMS INC
filed 1995-08-09
CIK 351810

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q


         X       Quarterly Report Under Section 13 or 15(d) of the Securities
        ---      Exchange Act of 1934

                 FOR QUARTER ENDED JUNE 30, 1995
                 or
        --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ____________

        COMMISSION FILE NUMBER 0-10370


                               IPL SYSTEMS, INC.

            (Exact name of Registrant as specified in its charter)

                         ----------------------------

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

                         ----------------------------

  --------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  X                      NO
                          ---                        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                  OUTSTANDING AT JUNE 30, 1995
      -----                                  ----------------------------
Class A $.01 par value                                  4,504,776
Class C $.01 par value                                    879,743

                       IPL SYSTEMS, INC. FORM 10-Q INDEX


                                                                                                   Page No.
Part I.    Financial Information


      Item 1.          Consolidated Financial Statements

                       Consolidated Balance Sheets - June 30, 1995
                       (Unaudited) and December 31, 1994.......................................      3

                       Consolidated Statements of Operations (Unaudited) -
                       Six Months Ended June 30, 1995 and
                       June 30, 1994...........................................................      4

                       Consolidated Statements of Cash Flows (Unaudited) -
                       Six Months Ended June 30, 1995 and June 30, 1994,.......................      5

                       Notes to Unaudited Quarterly Consolidated Statements....................     6-7

      Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................................     8-9


Part II.   Other Information

      Item 4.          Submission of Matters to a Vote of Security Holders.....................     10

      Item 6.          Exhibits and Reports on Form 8-K........................................     11

                       Signatures .............................................................     12

PART I. FINANCIAL INFORMATION
-----------------------------

          Item 1.   Consolidated Financial Statements

                                             IPL SYSTEMS, INC.
                                             -----------------
                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                          (Thousands of Dollars)

                                                                                    ASSETS
                                                                                    ------
                                                                  (Unaudited)
                                                                 June 30, 1995                 December 31, 1994
                                                                 -------------                 -----------------
        Current Assets:
          Cash and equivalents                                       $5,067                         $ 2,239
          Accounts receivable - net                                   3,610                           8,615
          Inventories                                                 3,681                           3,060
          Refundable income taxes                                       140                           1,425
          Prepaid expenses and other current
           assets                                                       379                             358
                                                                    -------                         -------
        Total Current Assets                                         12,877                          15,697

        Equipment and Improvements, net                               2,889                           3,067
                                                                    -------                         -------

        Total Assets                                                $15,766                         $18,764
                                                                    =======                         =======

                                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                      ------------------------------------
        Current Liabilities:
          Accounts payable and accrued expenses                     $ 5,580                         $ 7,412

        Shareholders' Equity:
         Class A Common Stock, par value $.0l:
         Authorized, 20,000,000 shares;
         issued and outstanding, 4,504,776 and
         4,501,776 shares                                                45                              45

         Convertible Class C Common Stock,
         par value $.0l: Authorized, 2,250,000
         issued and outstanding
         879,743 shares                                                   9                               9


         Additional paid-in capital                                  16,585                          16,577

        Deficit                                                      (6,453)                         (5,279)

        Total Shareholders  Equity                                   10,186                          11,352
                                                                    -------                         -------

        Total Liabilities and Shareholders Equity                   $15,766                         $18,764
                                                                    =======                         =======

      See notes to unaudited quarterly consolidated financial statements.

-------------------------------------------

                                                    IPL SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                    (Thousands of Dollars, Except Per Share Amounts)

                                                                 Three Months Ended              Six Months Ended
                                                                 ------------------              ----------------

                                                               June 30,     June 30,           June 30,       June 30,
                                                                1995          1994              1995           1994
                                                               --------     --------           --------       --------
        Revenues                                              $ 6,707      $ 6,158             $13,224        $13,700
        Cost of sales                                           4,078        4,864               8,271          9,726
                                                              -------      -------             -------        -------
        Gross profit                                            2,629        1,294               4,953          3,974
        Expenses:
          Selling, general and administrative                   2,824        4,039               5,657          8,046
          Engineering and development                             304          458                 634            971
                                                              -------      -------             -------        -------
                    Operating loss                               (499)      (3,203)             (1,338)        (5,043)
                                                              -------      -------             -------        -------
        Other income:
           Interest                                                59           43                  94             65
          Other, net                                               51           42                  70             93
                                                              -------      -------             -------        -------
                                                                  110           85                 164            158
                                                              -------      -------             -------        -------
        Loss before income taxes                                 (389)      (3,118)             (1,174)        (4,885)
        Income tax benefit                                          -        1,060                   -          1,661
                                                              -------      -------             -------        -------
        Net loss                                              $  (389)     $(2,058)            $(1,174)       $(3,224)
                                                              -------      -------             -------        -------
        Net loss per share                                    $ (0.07)     $ (0.38)            $ (0.22)       $ (0.60)
                                                              -------      -------             -------        -------
        Common and common equivalent
         shares used in the calculation
         of loss per share                                  5,384,519    5,381,519           5,383,319      5,381,519
                                                            =========    =========           =========      =========


      See notes to unaudited quarterly consolidated financial statements.

-----------------------------------------

                                                         IPL SYSTEMS, INC.
                                                         -----------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------

                                                            (Unaudited)
                                                      (Thousands of Dollars)

                                                                                           Six Months Ended
                                                                                           ----------------

                                                                                     June 30,             June 30,
                                                                                       1995                 1994
                                                                                     --------             --------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss.....................................................              $ (1,174)            $(3,224)
                                                                                     --------             -------
           Adjustments to reconcile net loss
              to net cash provided by operating activities:

              Depreciation and amortization............................                   605                 893

              Changes in assets and liabilities:
                Accounts receivable....................................                 5,005               9,521
                Inventories ...........................................                  (621)              1,692
                Prepaid expenses and other current assets .............                 1,264                 250
                Accounts payable and accrued expenses .................                (1,832)             (5,410)
                                                                                       ------             -------
                             Total adjustments ........................                 3,816               6,053
                                                                                       ------             -------
          Net cash provided by operating activities....................                 3,247               3,722
                                                                                       ------             -------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions to equipment and improvements.....................                  (427)             (1,176)

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of stock ............................                     8                   0
                                                                                       ------             -------

        CASH AND EQUIVALENTS:
           Net increase ...............................................                 2,828               2,546
           BALANCE, beginning of period................................                 2,239               4,131
                                                                                       ------             -------
           BALANCE, end of period......................................                $5,067             $ 6,677
                                                                                       ======             =======

        SUPPLEMENTARY CASH FLOW INFORMATION:
           Taxes paid..................................................                $   11             $    23
                                                                                       ======             =======

      See notes to unaudited quarterly consolidated financial statements.

------------------------------------------


                               IPL SYSTEMS, INC.
                               -----------------
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
              ----------------------------------------------------

     1. Financial Statements
        --------------------

        The consolidated balance sheet as of June 30, 1995, and the consolidated statements of operations and cash flows for the six months ended June 30, 1995 and June 30, 1994 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1995, and for all periods presented, have been made.

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

        The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

     2. Accounts Receivable
        -------------------


        Accounts receivable consist of the following:

                                                                   (Thousands of dollars)
                                                        June 30, 1995               December 31, 1994
                                                        -------------               -----------------
        Total accounts receivable                           $6,545                       $ 12,283

        Less allowance for doubtful
        accounts                                             2,935                          3,668
                                                            ------                       --------

        Net Accounts Receivable                             $3,610                       $  8,615
                                                            ======                       ========

------------------------------------------

3.  Equipment and Improvements
    --------------------------


    Equipment and improvements at cost consist of the following:

                                                          (Thousands of dollars)

                                                  June 30, 1995       December 31, 1994
                                                  -------------       -----------------
             Customer support                        $ 3,541               $ 3,167
             Manufacturing equipment                   4,844                 4,815
             Office equipment & fixtures               2,436                 2,412
             Leasehold improvements                    1,335                 1,335
                                                     -------               -------
                                                     $12,156               $11,729
                                                     =======               =======
             Less accumulated depreciation             9,267                 8,662
                                                     -------               -------
                                                     $ 2,889               $ 3,067
                                                     =======               =======

         4.  Income Taxes
             ------------

             There was no income tax benefit recorded in the second quarter of 1995 as the Company fully utilized the benefit from its tax net operating loss carryback in 1994. The $1,661,000 income tax benefit recorded in the second quarter of 1994 was the result of the operating loss and the anticipated utilization of that loss during the remainder of 1994.

         5.  Restructuring
             ------------

             In November 1994, the Company approved and executed a restructuring program (the Plan ) to focus future product development and sales efforts in the open systems market. As a result of this change, the Company streamlined its operations by reducing its workforce, consolidating and closing certain facilities and writing off idle and excess assets. A restructuring charge of $1,971,000 was recorded in 1994.


             The payments made in the first six months of 1995 and the accrual at December 31, 1994 and June 30, 1995 are as follows:
                                                                                               Remaining
                                      Accrual at              Paid in                         Accrual at
                                  December 31, 1994           First Six Months               June 30, 1995
                                  -----------------           ----------------               -------------
             Occupancy costs              $ 471                     $ 135                      $ 336
             Severance costs                 88                        88                          -
                                          -----                     -----                      -----

                                          $ 559                     $ 223                      $ 336
                                          =====                     =====                      =====

             The occupancy costs will be paid out in 1995 through 1998 and the remaining severance cost was paid out in the second quarter of 1995. There have been no changes to the Plan, the estimate of Plan costs or to the original Plan assumptions.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Quarterly Results
-----------------

Revenues for the second quarter of 1995 were $6,707,000 compared to $6,158,000 for the second quarter of 1994. This 9% increase in revenue is primarily the result of the market acceptance of the Company's open systems products in the U.S. In the second quarter of 1995, the Company achieved 44% of its total revenue through open systems products, of which, 57% was achieved in the U.S. International sales accounted for 24% of the total revenue in the second quarter of 1995 compared to 42% of the total revenue in the second quarter of 1994. Total U.S. sales increased 44% in the second quarter of 1995 from the second quarter of 1994, primarily the result of the addition of open systems products sold through the Company s direct sales and STAR distribution channels.

The Company's OEM business strategy is ongoing and it recently signed two high-technology niche companies who are integrating IPL technology into their own products. Initial revenues from these companies should begin in the third quarter of 1995.

Disk revenues increased 37% to $5,105,000 in the second quarter of 1995 compared with $3,941,000 in the second quarter of 1994. Tape revenue decreased 64% to $634,000 in the second quarter of 1995 compared with $1,754,000 in the second quarter of 1994.

In the second quarter of 1995, the gross margin was 39.2% compared with 21.0% in the same period last year. This improvement is primarily the result of the change to the open systems market, and a reduction in the allowance for doubtful accounts receivable as well as the lower cost structure as a result of the 1994 re-engineering.

Selling, general and administrative expenses decreased approximately 30% to $2,824,000 in the second quarter of 1995 compared with $4,039,000 in the second quarter of 1994. This $1,215,000 decrease is primarily due to the re engineering of the Company's operations during 1994 and ongoing aggressive expense management.

Engineering and development expenses were $154,000 lower in the second quarter of 1995 compared to the second quarter of 1994. This decrease is due to lower overhead and reduced costs associated with the development of open systems products. Engineering headcount remained flat compared to the 1994 level.

In the fourth quarter of 1994, the Company recorded a $1,971,000 charge to restructure the Company's operations. The Company's restructuring plan substantially reduced its cost structure and refocused product development and sales efforts on the open systems market in addition to the Company's traditional AS/400 markets. There were no changes in the second quarter of 1995 to the restructuring plan, the estimate of plan costs or to the original plan assumptions.

The loss before income taxes for the second quarter of 1995 was $389,000 compared with $3,118,000 for the comparable period of 1994. The improvement is primarily due to the 103% increase in gross margin dollars and the 30% reduction in operating expenses. The Company's reported net loss was also $389,000, or $(0.07) per share compared with a net loss of $2,058,000, or $(0.38) per share, for the second quarter of 1994.

There was no income tax benefit recorded in the second quarter of 1995. The Company plans to reduce taxes on anticipated future earnings. The Company fully utilized the benefit from its tax net operating loss carryback in 1994. The $1,060,000 income tax benefit recorded in the second quarter of 1994 was the result of the operating loss.

Six Month Results
-----------------

Revenue for the first six months of 1995 were $13,224,000 compared to $13,700,000 for the first six months of 1994, primarily due to a reduction in purchases made by the Company's European distributors, which was partially offset by a 7% increase in U.S. sales, mainly open systems products. U.S. sales accounted for 64% of the Company's revenue through the second quarter of 1995 compared with 58% in the comparable period in 1994. This improvement reflects the continued progress of the Company's strategy in selling open systems products, which accounted for 31% of the total six months revenue.

The revenue mix between disk and tape product lines in the first six months of 1995 reflects a 5% increase in disk products and a 37% decrease in tape products compared to the same period of 1994. The disk product line represented 78% and 74% of the Company's revenue in the first six months of 1995 and 1994, respectively. The tape product line accounted for 12% and 19%, respectively, of the Company's revenue for the same period.

Gross margins in the first six months of 1995 were 37.5% compared with 29.0% in the first six months of 1994. The improvement in gross margin is primarily due to the reduction in the allowance for doubtful accounts receivable, as well as to sales of open systems products and the lower cost structure resulting from the 1994 re-engineering. (See Note 2 to the Consolidated Financial Statements.)

Total operating expenses decreased 30% in the first half of 1995 compared with the same period of 1994. Selling, general and administrative expenses decreased in the first six months of 1995 by $2,389,000 or 29% compared to the same period in 1994, primarily due to the 1994 restructure.

Engineering and development expenses decreased $337,000 during the first half of 1995 in comparison to the first half of 1994. This decrease is due to lower overhead and reduced costs associated with the development of open systems products. Engineering headcount remained flat for both periods.

The loss before income taxes for the first six months of 1995 was $1,174,000 compared with $4.885,000 for the comparative period of 1994. The Company's net loss was also $1,174,000, or $(0.22) per share compared with a net loss of $3,224,000, or $(0.60) per share, for the same period of 1994.

There was no income tax benefit recorded in the first six months of 1995.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's cash and equivalents as of June 30, 1995 were $5,067,000, reflecting an increase of $2,828,000, or 126% , from the balance at December 31, 1994. The cash balance increase reflects an aggregate of approximately $2 million received through a Federal income tax refund and a partial recovery of a previously reserved accounts receivable balance. The accounts receivable balance decreased by $5,005,000 or 58% due to the quarter-to-quarter fluctuation in geographic mix of the Company s sales and improved collections resulting in days-sales-outstanding of 48 days, compared with 96 days at year-end. Inventories increased $600,000 from year-end as the Company established adequate levels of inventory for open systems products. Accounts payable and accrued expense decreased by $1,800,000 primarily due to reduced material requirements and expenses.

The Company continues to evaluate external financing requirements for future growth of its business and alternatives for such financing during 1995. Management believes that its cash and equivalents, cash provided by operations, and other capital resources will be sufficient to meet its operating and capital requirements for its existing business. The Company remains free of any short-term and long-term debt obligations.

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------


        The Company held its annual meeting of stockholders on Thursday, May 25, 1995, which was adjourned to Friday, June 9, 1995 for the purpose of electing the Class A Directors of the Company. The following represents the results of the proposals submitted to a vote of security holders:

                                                                            Votes Cast       Abstentions
                                                           Votes Cast       Against or       and Broker
                                                               For           Withheld         Non-Votes
                                                           ----------       ----------       ----------
Fix the Number of
Directors at Three                                         3,133,485          58,233           20,970


Election of Directors

A.      By the Class A Common Shares

        Gregory R. Grodhaus                                2,278,087          54,858                0
        Stephen J. Ippolito                                2,278,087          54,858                0

B.      By the Class C Common Shares

        Jeanne M. Sullivan                                   879,743               0                0

--------------------------------------


        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a)  Exhibits
             --------

             Exhibit 11 - Computation of Net Loss Per Common Share -               Page 13

        (b)  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed with the Securities and Exchange
             Commission during the fiscal quarter ended June 30, 1995.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IPL SYSTEMS, INC.
                                           -----------------


DATE:  August 2, 1995                      By: /s/ Gregory R. Grodhaus
                                               ----------------------------
                                               Gregory R. Grodhaus
                                               President
                                               Chief Executive Officer


                                           By: /s/ Eugene F. Tallone
                                               ----------------------------
                                               Eugene F. Tallone
                                               Chief Financial Officer
                                               Principal Accounting Officer

                                                     IPL SYSTEMS, INC.
                                                FORM 10-Q,  JUNE 30, 1995

                                                      EXHIBIT INDEX
                                                      -------------
            Exhibit
              No.                                      Description                                     Page No.
            -------                                    -----------                                     --------
              11                     Computation of weighted average shares used in
                                     computing earnings per share amounts.  Filed herewith              14-15