Form 10-Q
period 1995-09-30
IPL SYSTEMS INC
filed 1995-11-13
CIK 351810

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q


X    Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     FOR QUARTER ENDED SEPTEMBER 30, 1995
                       _______________________
     or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to ____________

COMMISSION FILE NUMBER 0-10370


                               IPL SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)
                -----------------------------------------

          MASSACHUSETTS                            04-2511897
   (State or jurisdiction of                    (I.R.S. Employer
incorporation or organization)                 Identification No.)

                 124 ACTON STREET, MAYNARD, MASSACHUSETTS 01754
             (Address of principal executive offices and Zip Code)

                                 (508) 461-1000
               (Registrant's Telephone Number, including area code)

                             -----------------------

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

                          YES  X               NO  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AT SEPTEMBER 30, 1995
         -----                                ---------------------------------
Class A $.01 par value                                    5,193,615
Class C $.01 par value                                      393,904

===============================================================================


                               IPL SYSTEMS, INC.
                                FORM 10-Q INDEX
                                                                                            PAGE NO.
                                                                                            --------
Part I.    Financial Information


           Item 1.   Consolidated Financial Statements

                     Consolidated Balance Sheets - September 30, 1995
                     (Unaudited) and December 31, 1994.......................................     3

                     Consolidated Statements of Operations (Unaudited) -
                     Nine Months Ended September 30, 1995 and
                     September 30, 1994......................................................     4

                     Consolidated Statements of Cash Flows (Unaudited) -
                     Nine Months Ended September 30, 1995 and
                     September 30, 1994......................................................     5

                     Notes to Unaudited Quarterly Consolidated Statements....................   6-7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................................  8-10

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K .......................................    11

                     Signatures .............................................................    12

                                       2

PART I. FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                               IPL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS
                                                       (Unaudited)
                                                   SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                   ------------------     -----------------
         Current Assets:
           Cash and equivalents                           $3,623              $ 2,239
           Accounts receivable - net                       3,633                8,615
           Inventories                                     4,637                3,060
           Refundable income taxes                             -                1,425
           Prepaid expenses and other current
            assets                                           598                  358
                                                         -------              -------
         Total Current Assets                             12,491               15,697

         Equipment and Improvements, net                   2,564                3,067
                                                         -------              -------
         Total Assets                                    $15,055              $18,764
                                                         =======              =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
          Accounts payable and accrued expenses          $ 6,132              $ 7,412

         Shareholders' Equity:
          Class A Common Stock, par value $.0l:
          Authorized, 20,000,000 shares;
          issued and outstanding, 5,193,615 and
          4,501,776 shares                                    52                   45

          Convertible Class C Common Stock,
          par value $.0l: Authorized, 2,250,000
          issued and outstanding, 393,904 and
          879,743 shares                                       4                    9

          Additional paid-in capital                      17,230               16,577

         Deficit                                          (8,363)              (5,279)
                                                         -------              -------
         Total Shareholders' Equity                        8,923               11,352
                                                         -------              -------
         Total Liabilities and Shareholders' Equity      $15,055              $18,764
                                                         =======              =======


      See notes to unaudited quarterly consolidated financial statements.

                                              IPL SYSTEMS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                              (Thousands of Dollars, Except Per Share Amounts)
                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                       -------------------      ------------------
                                                         1995        1994        1995       1994
                                                       -------     -------      -------    -------
          Revenues                                     $ 4,523     $ 8,025      $17,748    $21,724
          Cost of sales                                  2,736       5,960       11,008     15,685
                                                       -------     -------      -------   --------
          Gross profit                                   1,787       2,065        6,740      6,039

          Expenses:
            Selling, general and  administrative         2,923       3,504        8,581     11,550
            Engineering and development                    331         384          965      1,355
            Restructure Expense                            497           -          497          -
                                                       -------     -------      -------   --------
          Loss from operations                         (1, 964)     (1,823)      (3,303)    (6,866)
                                                       -------     -------      -------   --------
          Other income                                      54          97          219        256
                                                       -------     -------      -------   --------
          Loss before income taxes                      (1,910)     (1,726)      (3,084)    (6,610)
          Income tax expense (benefit)                       -         494            -     (1,167)
                                                       -------     -------      -------   --------
          Net loss                                     $(1,910)    $(2,220)     $(3,084)  $( 5,443)
                                                       -------     -------      -------   --------
          Net loss per share                           $ (0.35)    $ (0.41)     $ (0.57)  $  (1.01)
                                                       -------     -------      -------   --------
          Common and common equivalent
           shares used in the calculation
           of loss per share                         5,522,552   5,381,519    5,429,730  5,381,519
                                                     =========   =========    =========  =========

     See notes to unaudited quarterly consolidated financial statements.


                                          IPL SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)
                                         (Thousands of Dollars)
                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  1995          1994
                                                                                ---------      --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss........................................................     $(3,084)      $(5,443)
                                                                                 -------       -------
             Adjustments to reconcile net loss
                to net cash provided by operating activities:

                Restructure expense.........................................         497             -
                Depreciation and amortization...............................         832         1,390

                Changes in assets and liabilities:
                  Accounts receivable.......................................       4,982         8,611
                  Inventories ..............................................      (1,577)        2,845
                  Prepaid expenses and other current assets ................       1,185           393
                  Deferred income tax.......................................           -           395
                  Accounts payable and accrued expenses ....................      (1,777)       (5,432)
                                                                                 -------       -------
                                  Total adjustments.........................       2,813         8,202
                                                                                 -------       -------
            Net cash provided by operating activities.......................       1,058         2,759
                                                                                  -------       -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to equipment and improvements........................        (329)       (1,537)

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of stock ...............................         655             -
                                                                                 -------       -------
           CASH AND EQUIVALENTS:
             Net increase ..................................................       1,384         1,222
             BALANCE, beginning of period...................................       2,239         4,131
                                                                                 -------       -------
             BALANCE, end of period.........................................     $ 3,623       $ 5,353
                                                                                 =======       =======
          SUPPLEMENTARY CASH FLOW INFORMATION:
             Taxes paid.....................................................     $    11       $    23
                                                                                 =======       =======


      See notes to unaudited quarterly consolidated financial statements.

                               IPL SYSTEMS, INC.
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS

1.  FINANCIAL STATEMENTS

    The consolidated balance sheet as of September 30, 1995, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1995 and September 30, 1994 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995, and for all periods presented, have been made.

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

    The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.


2.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                  (Thousands of dollars)
                                       September 30, 1995        December 31, 1994
                                       ------------------        -----------------
    Total accounts receivable                $6,330                  $ 12,283

    Less allowance for doubtful
    accounts                                  2,697                     3,668
                                             ------                  --------
    Net Accounts Receivable                  $3,633                  $  8,615
                                             ======                  ========

                                           6

3.  EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements at cost consist of the following:

                                             (Thousands of dollars)

                                               September 30, 1995     December 31, 1994
                                               ------------------     -----------------
               Customer support                      $ 3,499               $ 3,167
               Manufacturing equipment                 4,853                 4,815
               Office equipment & fixtures             2,370                 2,412
               Leasehold improvements                  1,335                 1,335
                                                     -------               -------
                                                      12,057                11,729
                                                     =======               =======
               Less accumulated depreciation           9,493                 8,662
                                                     -------               -------
                                                     $ 2,564               $ 3,067
                                                     =======               =======

4.  INCOME TAXES

    There was no income tax benefit recorded in 1995 as the Company has fully utilized the available net operating loss carryback in 1994. The $494,000 income tax charge recorded in the third quarter of 1994 was the result of a significant reduction in the effective tax, and as a result, the Company's income tax benefit for the nine months ended September 30, 1994 was $1,167,000.

5.  RESTRUCTURING

    In November 1994, the Company approved and executed a restructuring program (the "Plan") to focus future product development and sales efforts in the open systems market. As a result of this change, the Company streamlined its operations by reducing its workforce, consolidating and closing certain facilities and writing off idle and excess assets. A restructuring charge of $1,971,000 was recorded in 1994. The Company increased its estimate of the remaining occupancy costs by $497,000 in the third quarter of 1995 to cover the full occupancy costs for the balance of the lease term for unused space in its Maynard facility.


The changes in the restructuring accrual are as follows:
                               Balance                                                           Balance
                          December 31, 1994              Increase            Paid          September 30, 1995
                          -----------------              --------            ----          ------------------
          Occupancy costs       $471                      $497               $255                 $713
          Severance costs         88                         -                 88                    -
                                ----                      ----               ----                 ----
                                $559                      $497               $343                 $713
                                ====                      ====               ====                 ====

               The occupancy costs will be paid through 1998.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

    QUARTERLY RESULTS

    Revenues for the third quarter of 1995 were $4,523,000 compared to $8,025,000 for the third quarter of 1994. This 44% decrease in revenue is primarily due to a substantial reduction in international sales of the Company's AS/400 disk product line and a slow transition to open system products in the Company's overseas markets. In the third quarter of 1995, the Company 's sales of open systems products were 40% of total revenue. In the U.S. 49% of their respective sales were in open systems products while international was 8% of their respective sales in open systems products. International sales accounted for 23% of the total revenue in the third quarter of 1995 compared to 48% of the total revenue in the third quarter of 1994. Total U.S. sales decreased 17% in the third quarter of 1995 from the third quarter of 1994, mainly due to delays in certain large orders which were not received by the Company until October 1995.

    Disk sales accounted for 76% of revenue in the third quarter 1995 compared to 73% in the same period in 1994. Tape sales accounted for 12% and 17% respectively for the comparable period.

    In the third quarter of 1995, the gross margin was 39.5% compared to 25.7% in the same period last year. This improvement is the result of the transition from the AS/400 to the open systems market, and a partial recovery of a doubtful accounts receivable, as well as the continuing lower cost structure for 1995.

    Selling, general and administrative expenses decreased
    approximately 17% to $2,923,000 in the third quarter of 1995 compared with $3,504,000 in the third quarter of 1994. This $581,000 decrease is primarily due to the positive effect of reengineering of the Company's operations during 1994 and ongoing expense management.

    Engineering and development expenses were $53,000 lower in the third quarter of 1995 compared to last year due to lower overhead and reduced costs associated with the development of open systems products. Engineering headcount remains unchanged from 1994.

    In 1994 the Company's restructure accrual substantially reduced its cost structure and refocused product development and sales efforts on the open systems market in addition to the Company's traditional AS/400 markets. In the third quarter 1995, the Company increased its restructuring accrual by $497,000 to cover the occupancy costs for the balance of the lease term for unused space in its Maynard facility.

    The loss before income taxes for the third quarter of 1995 was $1,910,000 including the restructuring accrual of $497,000 compared with $1,726,000 for the same period last year. The Company's reported net loss was also $1,910,000, or $(0.35) per share compared with a net loss of $2,220,000, or $(0.41) per share, for the third quarter of 1994.

    There was no income tax benefit recorded in the third quarter of 1995. The Company plans to reduce taxes on anticipated future earnings. The Company fully utilized the benefit from its net operating loss carryback in 1994. The $494,000 income tax provision was the result of adjusting the 1994 annual estimated tax rate after reevaluating the Company's projected annual operating results.

    NINE MONTH RESULTS

    Revenue for the first nine months of 1995 were $17,748,000 compared to $21,724,000 for the first nine months of 1994, primarily due to a continued reduction in purchases made by the Company's European distributors. International revenue declined to 33% of revenue in 1995 compared to 44% in 1994. The Company is planning to expand its number of European distributors to more effectively penetrate the European open systems market. U.S. revenue accounted for 67% of the Company's revenue through the third quarter of 1995 compared with 56% in the same period last year. This improvement reflects the continued progress of the Company's strategy of selling open systems products which accounted for 44% of the total nine months revenue. There were no sales to the open systems market in the same period of 1994.

    The disk product line represents 77% and 73% of the Company's revenue in the first nine months of 1995 and 1994, respectively. The tape product line accounted for 12% and 18%, respectively, of the Company's revenue for the same period.

    Gross margins in the first nine months of 1995 were 38% compared with 28% in the first nine months of 1994. The improvement in gross margin is primarily due to a partial recovery of a doubtful accounts receivable, as well as sales of open systems products and the lower cost structure resulting from the 1994 reengineering. (See Note 2 to the Consolidated Financial Statements.)

    Total operating expenses decreased 23% in the first nine months of 1995 compared with the same period of 1994. Selling, general and administrative expenses decreased by $2,969,000 or 26% compared to the same period in 1994, primarily due to the positive effect of the Company's restructuring plan and ongoing expense control.

    Engineering and development expenses decreased $390,000 during the first nine months of 1995 in comparison to the first nine months of 1994. This decrease is due to lower overhead and reduced cost associated with the development of open systems products.
    Engineering headcount remains unchanged from 1994.

    The loss before income taxes for the first nine months of 1995 was $3,084,000 compared with $6,610,000 for the comparative period of 1994. The Company's net loss was also $3,084,000, or $(0.57) per share compared with a net loss of $5,443,000, or $(1.01) per share, for the same period of 1994.

    There was no income tax benefit recorded in the first nine months of 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and equivalents as of September 30,1995 were $3,623,000, reflecting an increase of $1,384,000, or 62%, from December 31,1994. The cash balance increase reflects an aggregate of approximately $2 million received through a Federal income tax refund and a partial recovery of a previously reserved accounts receivable balance, net of cash used to support operations and increased purchases of inventory. The accounts receivable balance decreased by $4,982,000 or 58% primarily due to the quarter to quarter fluctuation in channel mix of the Company's sales. Inventories increased $1,577,000 from year-end as the Company has established adequate levels of inventory for expected sales of open systems products. Accounts payable and accrued expenses decreased $1,280,000 primarily due to reduced operating expenses.

    The Company continues to evaluate external financing requirements for the future growth of its business and alternatives for such financing during 1995. Management believes that its cash and equivalents, cash provided by operations, and other capital resources will be sufficient to meets its operating and capital requirements for its existing business. The Company remains free of any short-term and long-term obligations.

       Item 6.  Exhibits and Reports on Form 8-K
       -----------------------------------------

       (a)  Exhibits
       -------------

            Exhibit 11 - Computation of Net Loss Per Common Share -  Page 14-15

       (b)  Reports on Form 8-K
       ------------------------

            No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IPL SYSTEMS, INC.


DATE:  November 10, 1995                     By: /s/  Stephen J. Ippolito
                                                 ------------------------------
                                                 Stephen J. Ippolito
                                                 Chairman
                                                 Chief Executive Officer


                                             By: /s/  Eugene F. Tallone
                                                 ------------------------------
                                                 Eugene F. Tallone
                                                 Chief Financial Officer
                                                 Principal Accounting Officer

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