Form 10-K
period 1995-12-31
IPL SYSTEMS INC
filed 1996-03-29
CIK 351810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

/   / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.

      For the fiscal year ended December 31, 1995
      or
/   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _____ to _____.


Commission file Number 0-10370


                               IPL SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)
              ----------------------------------------------------

          MASSACHUSETTS                               04-2511897
  (State or jurisdiction of               (I.R.S. Employer Identification No.)
incorporation or organization)

                 124 Acton Street, Maynard, Massachusetts 01754
             (Address of principal executive offices and Zip Code)

                                 (508) 461-1000
              (Registrant's Telephone Number, including area code)
               --------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 Par Value
                      ------------------------------------
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 18, 1996 was: $24,278,137
The number of shares outstanding of the Registrant's Class A Common Stock as of March 18, 1996 was: 5,595,819

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

Item 1.  Business.
         --------

GENERAL

IPL Systems, Inc. ("IPL" or the "Company") provides open-architecture database storage solutions for multi-host computer environments. IPL designs, manufactures, sells, and services its products through direct, indirect STAR (Storage Authorized Reseller) sales and service channels worldwide.

IPL was incorporated in Massachusetts on January 15, 1973. The Company's principal office is located at 124 Acton Street, Maynard, Massachusetts 01754, and its telephone number at that address is (508) 461-1000.

The discussion contained in this section as well as elsewhere in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." attached hereto as Exhibit 99.1 and incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. See Rider re Exhibit 99.1.

RECENT DEVELOPMENT OF BUSINESS

In 1995, IPL identified the large and growing database segment of the open systems storage market as a focus for product and market development. After announcing major open systems products in January 1995, the Company later in the year introduced its Database RAID[TRADEMARKS] (Redundant Array of Independent Disks) architecture, which allowed users of very large relational databases to take advantage of state-of-the-art RAID 5 technology without the performance penalties and other restrictions associated with conventional RAID implementations. The product differentiation created through this database focus attracted a developing base of large new customers buying at prices which helped generate improved gross margins in 1995 compared to the prior year. While marketing Database RAID products to very large database ("VLDB") users, IPL also focused research and development resources on the development of strategic technology planned for introduction in April 1996. The Company believes this technology to be so new in concept that in 1995 it filed patent applications to protect its engineering design. See "Patents and Protection of Proprietary Technology" below.

By targeting VLDB users, IPL's product and marketing strategies positioned the Company in a growth market with differentiated storage technology designed specifically for the market segment which is driving the fast pace of storage growth. The Company's storage is designed to work with the leading relational databases, Oracle, Informix, and Sybase, running on the industry's premier business servers, HP 9000, DEC Alpha, Sun SPARC and IBM RS/6000. (1)

The Company ended 1995 with the highest quarterly sales of the year, $7,016,000, and the lowest quarterly net loss, $380,000. Open systems sales in 1995 were 60% of total U.S. sales, and 41% of worldwide sales. New database business opportunities combined with ongoing financial controls drove the Company's progress toward its goal of achieving profitability in its growing new market.

PRODUCT DEVELOPMENT

The Company's strategy is to identify opportunities for new storage solutions for the open systems VLDB market. Typically, the Company will identify new devices available from third parties which may bring significant benefits to users of IPL's targeted computer platforms. The Company then adapts or develops its proprietary controllers to provide an interface between these devices and the host computer without requiring changes to the host's hardware or software. This approach is intended to decrease development costs, accelerate new product development cycles and enable the Company to be early to market with its storage offerings. See "Research and Development" below.

Increasingly, however, the Company is focusing on developing software that can enhance its storage solutions. Starting with the January 1994 introduction of IPL's Centralized Management System ("CMS") software tools for storage management, and continuing through to the 1996 introduction of innovative back-up and restore devices with major software components, the Company has evolved from a hardware manufacturer into a provider of hardware and software solutions.

IPL's product development in 1995 produced integrated storage, back-up and recovery solutions geared toward improving the performance and protection of relational databases. This development strategy is in line with the dramatic shift in buying criteria for computer users that has occurred since the mid-1980's, when system hardware and storage devices drove the sale. Today's customers select the application and the database first, followed by the hardware technology solution -- system CPU and storage -- that solves the business problem.

IPL products introduced in 1995, and developed in 1995 for 1996, are designed to solve customers' business problems. The January 1995 announcement of the Enterprise Storage Server Series provided one storage solution for the many hardware platforms found in today's computing environments, and included the CMS software to monitor, configure, tune and service local and distributed storage applications.

[FN]
----------------
(1) IBM RS/6000 is a trademark of International Business Machines Corporation, Sun SPARC is a trademark of Sun Microsystems, Inc., HP 9000 is a trademark of Hewlett Packard, and Alpha Series is a trademark of Digital Equipment Corporation.

The Database RAID architecture in the Enterprise Storage Series focused directly on the areas that drive storage decisions, namely the database and its performance running critical software applications. Through scaleable architecture and user control over data placement, Database RAID solutions overcome the disadvantages of conventional RAID products to improve database performance. Key technology developed for 1996 includes backup and restore technology that addresses the problem of customers' shrinking timeframes for backing up critical database information -- and the need for practical disaster recovery plans. A new extension of IPL's adaptive cache architecture is designed to significantly improve the performance of customers' most frequently used applications. See "Patents and Protection of Proprietary Technology" below.

MARKETS

IPL's entrance into the open systems market corresponded with the industry's shift from proprietary systems to client/server computing based on open, or non-proprietary, technology. IPL's primary market is the Unix multi-server market. Industry researcher International Data Corporation projects this market to grow aggressively over the next several years from its 1995 base of $5.8 billion. IPL's target customer in this market is the VLDB user whose critical database information ranges from 50 gigabytes to multiple terabytes of data. Typically, this data is distributed across multiple servers in data warehouses, decision support systems, on-line transaction processing ("OLTP") and on-line analytical processing ("OLAP") applications. In these applications data must be available at all times; there is little or no downtime for back-up; and data loss is unacceptable. This open systems environment expands the size and scope of IPL's market focus as the Company continues to support its IBM AS/400 customer base.

SALES AND MARKETING

The Company's new focus on open systems required adjustment to the direct sales force in North America, including some restaffing and significant training to support users in Unix multi-server environments. The 24-member sales team in North America is comprised of sales representatives, an inside sales staff supporting the field, and regional systems engineers. In addition, the Company supports international business primarily through its Brussels, Belgium office.

During 1995, the Company began recruiting new open systems integrators and value-added resellers to its Storage Authorized Reseller (STAR) programs. The Company also became a member of the business alliance programs of Oracle, Informix, and Sybase. These relationships helped IPL deliver its message of database specialization to VLDB users. In addition, the Company developed reference selling arrangements with database design consultants. The Company markets its products to key influencers and decision-makers within the database community.

DISTRIBUTION

In addition to its direct sales force and STARs in the U.S., the Company continues to market its technology through independent non-exclusive distributors worldwide. In Europe, these distributors include Decisions Systems International (DSI), an affiliate of Ing.C.Olivetti & C.,S.p.A. ("Olivetti"), and GUWA Computer Systems. In Asia, these distributors include Kanamatsu Electric LTD (KEL) and Systex Corporation. All of the Company's sales in 1995 were in U.S. dollars. For additional information regarding the Company's export sales, see Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

The Company's international distributors remained focused on the AS/400 during 1995, with some beginning to move toward open systems technology, although the pace of adoption overseas is still expected to lag behind the U.S. The Company plans to support these efforts by current distributors and pursue additional open systems relationships.

IPL continues to explore the development of an OEM channel for its products. Under this kind of arrangement, the Company is marketing its proprietary technology to systems manufacturers for integration into their own technology and distribution of the enhanced products through their established channels.

Consistent with industry practice, the Company provides its distributors with discounts from IPL list prices, which are based on a number of factors, including the nature and volume of the distributor's business and its sales territory. Generally, IPL's agreements with its distributors establish territories and pricing and may be canceled on short notice and/or contain no firm purchase commitments.

BACKLOG

The Company believes that sales backlog is generally not material to its business because the Company usually ships products within 30 days from receipt of orders.

MANUFACTURING AND SUPPLIERS

Manufacture of the Company's disk drive systems and tape drive systems involves the assembly of purchased electro/mechanical components, custom-made printed circuit boards fabricated in accordance with the Company's proprietary designs, storage devices, standard integrated circuits and power supplies. All products manufactured by IPL in this manner are then rigorously tested in the Company's quality assurance program.

The Company has and will continue to rely on outside vendors to manufacture certain electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company's reliance on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required products and reduced control over the price, timely delivery, reliability and quality of finished products. The Company does not have any long-term supply agreements with its suppliers. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities or any other circumstance that could require the Company to seek alternative sources of supply or to manufacture its own electronic components, subassemblies and manufacturing equipment internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and could have a material adverse effect on the Company's business and operating results.

COMPETITION

The computer data storage industry is intensely competitive and is characterized by rapid technological change and constant pricing pressure. IPL competes with a number of companies offering computer data storage, back-up and recovery systems, including International Business Machines ("IBM"), EMC Corporation ("EMC") and others, which have substantially greater financial, product development, marketing and distribution resources than the Company. In the open systems storage market, EMC, Data General Corporation, and the host systems manufacturers are the major competitors, but the Company believes that to date no dominant suppliers have emerged in the very large database segment of the open systems storage market. In the AS/400 market, IBM is the major competitor. Because IPL's systems have to be compatible with the AS/400 computer systems or with the systems of the principal manufacturers of Unix-based open systems computers and the relational database software programs, IPL's competitive position and operating results may be adversely affected by, among other factors, modifications in the design of such systems or programs, the introduction of new products by such manufacturers or other competitors, reductions in the pricing of storage solutions in these markets, or the implementation of new marketing strategies by any of its principal competitors.

There are several elements of competition in the market for computer storage solutions. Principal among them are product quality and reliability, time to market, price/performance characteristics, service and support, marketing and distribution capability and the ability to deliver products in large volumes. IPL believes that it competes favorably with respect to these elements.

PRODUCT WARRANTY AND SERVICE

The Company continues to progress with its program for achieving high levels of product quality and reliability. Disk and tape drive products have a warranty that covers defective material and workmanship during the warranty period.

Installation and maintenance service is available to customers through various service providers, including Olivetti North America, a U.S. affiliate of Olivetti, and Decision One. Certain of the Company's major distributors also provide similar services. Technical support for these services is provided from the Company's Maynard, Massachusetts, and Brussels, Belgium offices.

RESEARCH AND DEVELOPMENT

IPL's ability to compete successfully depends upon the identification and development of new storage, back-up, and recovery solutions for the open systems market. To achieve this goal, the Company's engineering group continuously monitors hardware and software product development.

With the Company's focus on integrated hardware and software solutions, IPL has developed software to further enhance its storage products. This software includes CMS. Continued research and development in software is intended to enhance ease of use, maintenance, and functionality of the Company's storage solutions.

With respect to hardware, IPL will often evaluate and test a major component that becomes available in the market, and subject it to IPL's own reliability testing procedures to enable IPL to select the best available products with adaptive potential for its markets. Once such a component has been identified and qualified under IPL's reliability testing procedures, IPL then applies its knowledge of host systems to adapt one of its proprietary controllers or develop a new controller to provide an interface between the peripheral storage device and the identified host computer. To facilitate this process, IPL has designed standard controllers for several of the existing peripheral interfaces.

To the extent that IPL is able to use its proprietary controllers for new subsystems, the Company has been able to develop new products quickly at low expense. However, because the computer industry is subject to rapid technological development, there can be no assurance that IPL will be able to respond in an effective or timely fashion to such changes. Historically, IPL has been able to respond to technological changes introduced to its markets. The Company knows of no reason that this historical ability to respond should not continue with manufacturers in the open systems business for which the Company currently develops storage and back-up technology. These manufacturers include Hewlett Packard, Digital Equipment Corporation, IBM, Sun Microsystems, Novell and Microsoft.

During its fiscal year ended December 31, 1995, the Company incurred costs of $1,317,000 for engineering and product development, compared to $1,784,000 in 1994 and $2,164,000 in 1993. The Company's research and development efforts continue to focus on new products that utilize the Company's engineering expertise in the design of storage products.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

The Company believes that its success in developing new products depends primarily upon the technical competence and creative skills of its personnel rather than on the ownership of copyrights or patents. The Company has no patents on its current products, but in 1995 the Company filed applications for patents in the United States and foreign countries with respect to new products scheduled to be introduced in 1996. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. There can be no assurance as to the likelihood that pending patents will be issued or that any such patents will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries may provide significantly less patent protection than the United States. No assurances can be given that patents issued to the Company will not be infringed upon or designed around by others.

In addition, due to the rapid technological development of the computer data storage industry with concurrent extensive patent coverage and with the rapid rate of issuance of new patents, certain aspects of the Company's products may infringe patents unknown to the Company. Patent protection may also be obtained in the future on new inventions and designs for peripheral storage subsystems or the computers to which the Company's subsystems attach. Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. If any infringement exists or any such patents are issued, the Company would seek, based upon industry practice, licenses to such patents, but there can be no assurance that the Company will be able to obtain any such licenses on terms which would not have a material adverse effect on its business.

The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company's business could be adversely affected.

REGULATORY APPROVALS

All of the Company's current and proposed products have to comply with and have regulatory or independent laboratory approval based on emissions and safety standards for computing equipment. Delays in complying with such standards or in obtaining any such approvals could delay introductions of new products.

International sales are subject to compliance with laws of various countries, import/export restrictions and tariff regulations. While IPL is aware that it may be subject to export restrictions with respect to certain countries, it has not experienced difficulty in obtaining export licenses from the United States Department of Commerce for sales into countries where it presently sells.

EMPLOYEES

On March 18, 1996, the Company had 85 full-time employees. The Company believes it has a satisfactory relationship with its employees. The success of the Company's operations depends, in part, on the Company's ability to attract and retain experienced technical, sales, marketing and management personnel. Such experienced personnel are in great demand and the Company must compete for their services. None of the Company's employees is covered by a collective bargaining agreement.

Item 1A.  Executive Officers of the Registrant.
          ------------------------------------

Listed below are the names and ages of all executive officers of the Company as of March 18, 1996 and all positions and offices with the Company held by each such person. Officers are elected annually by the Board of Directors and serve until their respective successors are appointed. There is no family relationship among any of the following executive officers nor is there any arrangement or understanding between them and any other person pursuant to which they were to be selected as an executive officer.

Name                  Age                    Position
----                  ---                    --------

Stephen J. Ippolito   49   Chairman of the Board, Chief Engineer, Director

Ronald  J. Gellert    49   President, Chief Executive Officer, Director

Anita D. Buchanan     53   Vice President of Marketing

George A. Mele        34   Vice President of North American Sales

Michael D. Sullivan   41   Vice President of Manufacturing and Service

Eugene F. Tallone     56   Vice President of Finance, Treasurer, Chief Financial Officer

Mr. Ippolito has been Chairman of the Board of the Company and Chief Engineer since 1985 and served as the Acting Chief Executive Officer of the Company from September to December 1995. Mr. Ippolito also served as President of the Company until September 1985 and Treasurer until August 1989.

Mr. Gellert joined the Company as its President, Chief Executive Officer and Director in December 1995. Prior to joining IPL, Mr. Gellert held various senior management positions with Sequoia Systems, Inc., a computing technology Company, since 1987, most recently as Vice President/General Manager, Systems Business Unit.

Ms. Buchanan joined the Company in 1991 as Director of Corporate Communications and Investor Relations, and was named Vice President of Marketing in October 1995. Prior to joining the Company, Ms. Buchanan was Vice President of Marketing and Software Sales for Selecterm, Inc., an IBM industry remarketer and provider of local area network solutions for IBM systems.

Mr. Mele joined IPL in 1987, serving as National Sales Manager and Director of Marketing prior to his appointment as Vice President of Marketing in January 1995. Since October 1995, he has served as Vice President of North American Sales. Prior to joining IPL, Mr. Mele served as National Account Manager and Product Manager at Leading Edge Computers, a PC manufacturer.

Mr. Sullivan joined the Company in January 1994 as Vice President of Manufacturing, and assumed responsibility for service in May 1994. From 1978 to 1993, Mr. Sullivan was with Data General Corporation, a computer equipment manufacturer, where he performed a number of manufacturing and engineering roles, most recently as Manager of Engineering/Product Development of open system servers and workstations.

Mr. Tallone joined the Company in August 1989 as Vice President of Finance, Treasurer and Chief Financial Officer. Prior to joining the Company, Mr. Tallone served as Vice President, Treasurer and Chief Financial Officer for Genome Therapeutics Corp., a biotechnology Company, since 1985. Mr. Tallone had previously held senior management positions with Millipore Corporation, G. D. Searle & Co., National Industries and Stewart Warner Corporation.

Item 2.  Properties.
         ----------

The Company currently occupies approximately 67,000 square feet of leased office and manufacturing space worldwide, with an average annualized rental cost of $264,000 for 1995. In October 1993, the Company consolidated its two former Waltham locations into one leased facility located in Maynard, Massachusetts. Since April 1995, the Company's lease of this facility covers 123,700 square feet of office and manufacturing space for a term extending through March 31, 1998. During 1995, the Company consolidated its activities into approximately 42,000 square feet in the Maynard facility and has offered the remaining space for sublease (See Note 12 of Notes to the Consolidated Financial Statements). On March 20, 1996 the Company subleased an additional 36,700 square feet of its Maynard facility for a term commensurate with the prime lease. The Company also maintains a representative office in metropolitan Brussels, Belgium under a lease through February 15, 1997. In support of its direct sales program, the Company has 13 regional offices which generally consist of not more than approximately 1,000 square feet, made available to the Company under occupancy and service agreements between twelve and thirty-six months.

Item 3.  Legal Proceedings.
         -----------------

There are no legal proceedings to which the Company is a party, other than routine litigation incidental to the business, none of which is believed to be material.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1995.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Class A Common Stock is traded on the Nasdaq Stock Market system under the symbol IPLSA. The following table reflects, for the period indicated, the high and low sales prices for the Class A Common Stock as reported by Nasdaq.

                                      Price
                                      -----
Year                           High            Low
----                           ----            ---
1995   First Quarter          5 1/2           2
       Second Quarter         6 3/4           3 5/8
       Third Quarter          7 7/8           5 3/8
       Fourth Quarter         6 5/16          2 3/4

Year
----

1994   First Quarter          9 3/4           6 3/4
       Second Quarter         8               3 3/8
       Third Quarter          4 3/8           3
       Fourth Quarter         5               2 1/8

On March 18, 1996 the last sale price of the Company's Class A Common Stock was $5.25, and there were approximately 300 record holders and more than 2,500 beneficial holders of the Company's Class A Common Stock.

The Company has never paid a cash dividend on its Class A Common Stock and it is currently anticipated that cash dividends will not be paid to holders of Class A Common Stock in the foreseeable future.

Item 6.  Selected Financial Data.
         -----------------------

                                              1995         1994        1993        1992        1991
                                              ----         ----        ----        ----        ----

Five-year          Revenues                 $24,764     $ 29,949     $39,721     $53,572     $60,469
  Financial
  Summary          Net income (loss)        $(3,464)    $(15,046)    $(2,451)    $ 3,053     $ 9,363
Dollars in         Net income (loss)
  thousands        per share                $ (0.63)    $  (2.80)    $ (0.47)    $  0.56     $  1.73
  (except per
  share amounts)   Weighted average
                   common shares
                   outstanding            5,469,177    5,381,519   5,235,964   5,435,649   5,414,204

                   Working capital          $ 6,195     $  8,285     $21,549     $25,935     $22,590

                   Total assets             $13,742     $ 18,764     $37,757     $39,355     $30,643

                   Long-term debt           $ --        $  --        $ --        $ --        $ --

                   Shareholder's
                   equity                   $ 8,543     $ 11,352     $26,398     $28,399     $24,625

                   Current ratio              2.2:1        2.1:1       2.9:1       3.4:1       4.8:1

                                       13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

OVERVIEW

The Company's net loss for 1995 was $3,464,000, or $0.63 per share, compared with a net loss of $15,046,000, or $2.80 per share, in 1994. The lower net loss in 1995 resulted from the continuing execution of IPL's strategy to market its products to users of very large databases (Oracle, Sybase and Informix) running on the industry's premier open systems business servers.

RESULTS OF OPERATIONS
1995 COMPARED WITH 1994
-----------------------

Revenues in 1995 were $24,764,000 compared with $29,949,000 in 1994. This decline in sales was caused primarily by a significant reduction in purchases made by the Company's European distributors. European sales declined 42% from $11,880,000 in 1994 to $6,838,000 in 1995. Continued competitive pressures and changes in the business priorities of the Company's major European distributors contributed to the decline in European sales. Worldwide revenue exclusive of Europe for 1995 and 1994 remained the same at approximately $18,000,000. Following the Company's entry into the open systems market in the fourth quarter of 1994, its open system sales represented 36% of total revenue in 1995 compared with 2% in 1994. Total open systems revenue grew from 7% of the fourth quarter revenue in 1994 to 41% in the fourth quarter of 1995. The slow transition of international distributors to the open systems technology resulted in the fourth quarter 1995 open systems revenue reaching only 10% of international sales compared to 60 % of U.S. sales for that quarter. Disk revenue was 77% of total revenue in 1995 and 75% in 1994.

Gross margins were 38% in 1995 compared with 10% in 1994. The improvement is the result of reduced costs, the transition from the AS/400 market to the open systems market, and a partial recovery of a doubtful accounts receivable totaling $1,607,000. The 1994 gross margin was reduced by $4,600,000 relating to provisions for bad debts and excess and obsolete inventory reserves.

Selling, general and administrative expenses decreased approximately 27% to $11,436,000 in 1995 compared with $15,759,000 in 1994. This $4,323,000 decrease is primarily due to the positive effect of reengineering the Company's operations and ongoing expense management. The reduced expenses positioned the Company to compete in the aggressive open systems market.

Engineering and development expenses were $1,317,000 in 1995 compared with $1,784,000 in 1994 as a result of lower costs associated with the development of open systems products. Despite the reduced expenditures in 1995, the Company introduced and shipped the Database Raid architecture expressly designed for today's database environments. Additional enhancements in 1995 include the Centralized Management System and the Autoalert which enabled database users to exploit new performance features. The Company plans to continue 1996 engineering expenditures at levels consistent with 1995 expenses.

Restructuring expenses were increased $497,000 in the third quarter of 1995 to cover the entire occupancy cost for unused space for the balance of the lease term of the Company's Maynard facility. In the fourth quarter of 1994, the Company recorded a $1,971,000 restructuring charge substantially reducing the scale of its operations, and refocused on product development and sales efforts on the open systems market. As a result of the restructuring plan, payroll, occupancy and depreciation charges in 1995 were reduced by approximately $1,400,000, when compared to 1994.

Other income decreased to $274,000 in 1995 from $291,000 in 1994 primarily due to lower average cash balances during 1995.

There was no federal tax liability in 1995. The Company fully utilized its benefit from the net operating loss carryback in 1994. The effective tax benefit rate in 1994 was 7.2%. There is approximately $10,000,000 of federal and $15,000,000 of state tax loss carryforward available through 2010. See Note 5 to the Notes to Consolidated Financial Statements.

In 1995 the Company had a net loss of $3,464,000, or $ 0.63 per share, compared with the 1994 net loss of $15,046,000, or $2.80 per share.

1994 COMPARED WITH 1993

In 1994, the Company's revenues were $29,949,000 compared to $39,721,000 in 1993. This decline was primarily due to a significant reduction in purchases made by the Company's European distributors and the weak economic conditions in Europe. U.S. revenues were approximately the same for 1994 and 1993. International revenues decreased 48% for 1994 compared to 1993. Disk products decreased 24% from 1993 to 1994 and tape products decreased 29% for the same period.

Gross margins were 10% in 1994 compared with 33% in 1993. The decrease in margins of approximately 61% was due to provisions for bad debts and excess and obsolete inventory, including $3,317,000 in reserves for doubtful accounts receivable from one of the Company's distributors. The remaining decrease was due to competitive market conditions.

Selling, general and administrative expenses increased 3% in 1994 compared with 1993. This was primarily due to a $666,000 reduction in the value of the Company's customer support spare parts in the fourth quarter of 1994.

Engineering and development expenses decreased 18% in 1994 compared with 1993. In 1994 the Company introduced and shipped a number of tape and disk products. In addition, the 1994 development program produced the Company's Enterprise Storage Server Series, which was introduced in January 1995.

The Company recorded a $1,971,000 charge to restructure the Company's operations in the fourth quarter of 1994. The Company's restructuring plan reduced the scale of its business operation and refocused product development and sales efforts on the open systems market. The restructuring reduced occupied space, leasehold improvements and idle assets and provided for severance costs for the reduction of employees.

Total other income decreased from $512,000 in 1993 to $288,000 in 1994 primarily due to the Company's lower average cash balance and reduced interest rates.

The Company's effective tax benefit rate was 7.2% in 1994 compared with 36.1% in 1993. During 1994, the Company utilized its benefit from the tax net operating loss carryback, and had approximately $3,050,000 in federal tax loss carryforwards available through 2009.

In 1994 the Company had a net loss of $15,046,000 or $2.80 per share, compared with the net loss of $2,451,000, or $0.47 per share in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents as of December 3, 1995 were $3,595,000 compared with $2,239,000 at December 31, 1994. Accounts receivable decreased 53% from $8,615,000 at December 31, 1994 to $4,019,000 at December 31, 1995.
This decrease is the result of a twenty-nine day improvement in the days' sales outstanding and the reduction in revenue. Inventories increased 10% to $3,375,000 December 31, 1995 from $3,060,000 at December 31, 1994, principally due to new technology material costs. Accounts payable and accrued expenses decreased by $2,213,000 primarily due to reduced purchasing requirements and operating expenses.

Management believes that the Company's cash and cash equivalents are sufficient to meet the operating requirements for its existing business. The Company continues to evaluate external financing requirements for the future growth of its business and alternatives for such financing during 1996. The Company remains free of any short-term and long-term obligations.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See Item 14 for Financial Statement and supplementary data filed as part of this Form 10-K.

Item 9.   Changes in and Disagreement with Accountants on Accounting and
          --------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934".

     See Item 1A "Executive Officers of the Registrant" of this Form 10-K, with respect to information on the Company's executive officers, which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Executive Compensation" and "Election of Directors -- Director Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Share Ownership".

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Certain Transactions" and Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 10-K.
          -----------------------------------------------------------------

                                                                     Page Number
                                                                     -----------
(a) (1) The following report and financial statements of
IPL Systems, Inc. are filed as part of this Form 10-K:

         Independent Auditors' Report                                     23

         Consolidated Balance Sheets - December 31, 1995 and 1994         24

         Consolidated Statements of Operations - Years Ended
         December 31, 1995, 1994 and 1993                                 25

         Consolidated Statements of Stockholders' Equity --
         Years Ended December 31, 1995, 1994, and 1993                    26

         Consolidated Statements of Cash Flows --
         Years Ended December 31, 1995, 1994 and 1993                     27

         Notes to Consolidated Financial Statements                       28

(a) (2) The following report and financial schedule of IPL Systems, Inc. are filed as part of the Form 10-K:

         Schedule VIII -- Valuation of Qualifying
         Accounts                                                         35

         Independent Auditors' Consent and Report
         on Schedule                                                      46


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a) (3) The following exhibits are filed as part of this Form 10-K:


Exhibit
Number                             Exhibit
------                             -------

3.1 Restated Articles of Organization dated March 24, 1981, and Articles of Amendment, dated May 12, 1981, and July 8, 1992, filed as Exhibit
          3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K"), and incorporated herein by reference.

3.2       By-Laws, as amended, filed as Exhibit 3.2 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1987
          (Commission File No. 0-10370) and incorporated herein by reference.

10.1      Stockholder Agreement dated as of April 25, 1980, as amended, filed as
          Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File
          No. 2-71414) (the "1981 Registration Statement") and incorporated herein by reference.

10.2 Second Amendment to Stockholder Agreement dated as of May 24, 1989, filed as Exhibit 10.3. to the Company's Registration Statement on Form
          S-1 (File No. 33- 40454) (the "1991 Registration Statement") and incorporated herein by reference.

10.3      Form of Indemnification Agreement, filed as Exhibit 10.8 to the
          Company's 1991 Registration Statement and incorporated herein by reference.

10.4      Lease dated August 20, 1992 between the Company and Maynard Industrial
          Park Associates, filed as Exhibit 10.2 to the 1992 Form 10-K and incorporated herein by reference.

10.5      1993 Director Stock Option Plan, filed as Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference.

10.6      Form of Executive Severance Agreement, filed as Exhibit 10.13 to the
          1993 Form 10-K and incorporated herein by reference.

10.7      Policy Regarding Reimbursement of Relocation Expenses, filed as
          Exhibit 10.14 to the 1993 Form 10-K and incorporated herein by reference.

10.8 1991/1993 Consolidated Equity Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.

10.9 Consulting Agreement dated as of January 1, 1995 between the Company and Firecracker Technology Corp., filed as Exhibit 10.10 to the 1994
          Form 10-K and incorporated herein by reference.



10.10     Employment Agreement with Ronald J. Gellert dated as of December 4,
          1995 between the Company and Ronald J. Gellert, filed herewith as
          Exhibit 10.10.

10.11     Stock Option Agreement dated as of December 4, 1995 between the
          Company and Ronald J. Gellert, filed herewith as Exhibit 10.11.

11.       Computation of Net Income per Common Share, filed herewith as Exhibit
          11.

21.       List of subsidiaries, filed as Exhibit 22.1 to the 1991 Registration
          Statement and incorporated herein by reference.

23.       Consent of Deloitte & Touche LLP, Independent Certified Public
          Accountants, filed herewith as Exhibit 23.

99.1 Important Factors Regarding Future Results of IPL Systems, Inc., filed herewith as Exhibit 99.1.



                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.3 and 10.5 through 10.11 to this Form 10-K are management contracts or compensatory plan arrangements.

                  Reports on Form 8-K
                  -------------------

There were no reports on Form 8-K filed for the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, IPL Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPL SYSTEMS, INC.

By:      /s/ Ronald J.  Gellert
         ----------------------
         Ronald J. Gellert
         President and Chief Executive Officer
         March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                                  Date
         ---------                          -----                                  ----

/s/Ronald J. Gellert             President, Chief Executive                    March 26, 1996
------------------------         Officer and Director (Principal
   Ronald J. Gellert             Executive Officer)


/s/Eugene F. Tallone             Vice President - Finance, Chief               March 26, 1996
------------------------         Financial Officer and Treasurer
   Eugene F. Tallone             (Principal Financial and
                                 Accounting Officer)

/s/Stephen J. Ippolito           Director                                      March 26, 1996
------------------------
   Stephen J. Ippolito


/s/Cornelius P. McMullan         Director                                      March 26, 1996
------------------------
   Cornelius P. McMullan


/s/Harris Ravine                 Director                                      March 26, 1996
------------------------
   Harris Ravine


/s/Jeanne M. Sullivan            Director                                      March 26, 1996
------------------------
   Jeanne M. Sullivan

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 IPL Systems, Inc.
Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of IPL Systems, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPL Systems, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with the Statement of Financial Accounting Standards No. 109.

/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP
Boston, Massachusetts
February 16, 1996

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
-------------------------------------------------------------------------------------


ASSETS                                                       1995           1994


CURRENT ASSETS:
  Cash and equivalents                                   $ 3,595,268    $  2,238,812
  Accounts receivable - trade (net of allowance
    for doubtful accounts of $2,111,000 and $3,668,000)    4,018,511       8,614,855
  Inventories                                              3,375,652       3,060,366

  Refundable income taxes                                          -       1,425,000
  Prepaid expenses and other current assets                  404,564         357,965
                                                         -----------    ------------

           Total current assets                           11,393,995      15,696,998
                                                         -----------    ------------

EQUIPMENT, FIXTURES AND
  LEASEHOLD IMPROVEMENTS:
    Manufacturing equipment                                4,883,499       4,814,688
    Office equipment and fixtures                          2,319,517       2,412,037
    Customer support equipment                             3,500,011       3,167,518
    Leasehold improvements                                 1,334,788       1,334,788
                                                         -----------    ------------

                                                          12,037,815      11,729,031
    Less accumulated depreciation and
      amortization                                         9,689,630       8,661,743
                                                         -----------    ------------

                                                           2,348,185       3,067,288
                                                         -----------    ------------

                                                         $13,742,180    $ 18,764,286
                                                         ===========    ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                     1995           1994

CURRENT LIABILITIES:
  Trade accounts payable                                 $ 3,583,605     $ 5,497,975
  Accrued payroll expenses                                   688,595         927,751
  Accrued restructuring expenses                             594,782         559,286
  Other accrued expenses                                     332,390         427,328
                                                         -----------     -----------
           Total current liabilities                       5,199,372       7,412,340
                                                         -----------     -----------
STOCKHOLDERS' EQUITY:
  Class A common stock, $.01 par value -
    authorized, 20,000,000 shares; issued
    and outstanding, 5,200,590 shares and
    4,501,776  shares at December 31, 1995
    and 1994, respectively                                    52,006          45,018
  Class C common stock, $.01 par value -
    authorized, 2,250,000 shares; issued
    and outstanding, 386,929 shares and
    879,743 shares at December 31, 1995
    and 1994, respectively                                     3,869           8,797
  Additional paid-in capital                              17,230,023      16,577,458
  Deficit                                                 (8,743,090)     (5,279,327)
                                                         -----------     -----------
           Total stockholders' equity                      8,542,808      11,351,946
                                                         -----------     -----------
                                                         $13,742,180     $18,764,286
                                                         ===========     ===========


 See notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------------------------------


                                                              1995            1994            1993
NET REVENUE                                               $24,763,815      $29,948,525      $39,721,199
                                                          -----------     ------------      -----------
COSTS AND EXPENSES:
  Cost of sales                                            15,251,668       26,938,094       26,738,605
  Selling, general and administrative expenses             11,436,222       15,759,705       15,352,051
  Engineering and development                               1,317,299        1,784,113        2,164,123
  Restructuring expenses                                      496,880        1,970,587                -
                                                          -----------     ------------      -----------
                                                           28,502,069       46,452,499       44,254,779
                                                          -----------     ------------      -----------
OPERATING LOSS                                             (3,738,254)     (16,503,974)      (4,533,580)

OTHER INCOME:
  Interest                                                    199,568          162,857          269,046
  Other, net                                                   74,923          124,906          242,656
                                                          -----------     ------------      -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                             (3,463,763)     (16,216,211)      (4,021,878)
                                                          -----------     ------------      -----------
INCOME TAX BENEFIT - Federal                                        -       (1,170,000)      (1,450,000)
                                                          -----------     ------------      -----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                   (3,463,763)     (15,046,211)      (2,571,878)
                                                          -----------     ------------      -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   INCOME TAXES                                                     -                -          121,000
                                                          -----------     ------------      -----------
NET LOSS                                                  $(3,463,763)    $(15,046,211)     $(2,450,878)
                                                          ===========     ============      ===========
LOSS PER COMMON AND COMMON EQUIVALENT
   SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                                 $     (0.63)    $      (2.80)     $     (0.49)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                                                      -                -             0.02
                                                          -----------     ------------      -----------
NET LOSS PER COMMON AND COMMON EQUIVALENT
  SHARE                                                   $     (0.63)    $      (2.80)     $     (0.47)
                                                          ===========     ============      ===========
COMMON AND COMMON EQUIVALENT SHARES USED IN
  CALCULATION OF NET LOSS PER SHARE                         5,469,177        5,381,519        5,235,964
                                                          ===========     ============      ===========



See notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
------------------------------------------------------------------------------------------------------------------------------


                                                             COMMON STOCK
                                               ---------------------------------------
                                                 CLASS A (VOTING)    CLASS C (VOTING)    ADDITIONAL    RETAINED
                                               -------------------  ------------------   PAID-IN       EARNINGS
                                                SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL      (DEFICIT)       TOTAL


BALANCE, JANUARY 1, 1993                      4,267,101   $42,671   914,418  $ 9,144   $16,129,458   $12,217,762   $28,399,035

  Net loss for the year                               -         -         -        -             -    (2,450,878)   (2,450,878)

  Exercise of stock options                     200,000     2,000         -        -       448,000             -       450,000

  Conversion of Class C to Class A stock         34,675       347   (34,675)    (347)            -             -             -
                                              ---------   -------   -------  -------    -----------  -----------   -----------
BALANCE, DECEMBER 31, 1993                    4,501,776    45,018   879,743    8,797    16,577,458     9,766,884    26,398,157

  Net loss for the year                               -         -         -        -             -   (15,046,211)  (15,046,211)
                                              ---------   -------   -------  -------    -----------  -----------   -----------
BALANCE, DECEMBER 31, 1994                    4,501,776    45,018   879,743    8,797    16,577,458    (5,279,327)   11,351,946

  Net loss for the year                               -         -         -        -             -    (3,463,763)   (3,463,763)

  Exercise of stock options                     206,000     2,060         -        -       652,565             -       654,625

  Conversion of Class C to Class A stock        492,814     4,928  (492,814)  (4,928)            -             -             -
                                              ---------   -------   -------  -------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995                    5,200,590   $52,006   386,929  $ 3,869   $17,230,023   $(8,743,090)  $ 8,542,808
                                              =========   =======   =======  =======   ===========   ===========   ===========

See notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
---------------------------------------------------------------------------------------------------------


                                                                1995             1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(3,463,763)       $(15,046,211)      $(2,450,878)
                                                           -----------        ------------       -----------

  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                          1,213,005           2,614,596           865,141
      Loss on the sale of equipment and fixtures                27,072              46,223                 -
      Restructuring expenses                                         -           1,185,790                 -
      Bad debt expense (recoveries)                         (1,374,995)          3,173,526                 -
      Inventory reserves                                    (1,422,474)          1,382,055                 -
      Cumulative effect of change in accounting for income
        taxes                                                        -                   -          (121,000)
      Changes in assets and liabilities:
        Accounts receivable - trade                          5,971,339           6,279,971        (3,676,758)
        Inventories                                          1,107,188           3,436,420           355,264
        Prepaid expenses and other current assets              (46,599)            177,095          (124,790)
        Refundable income taxes                              1,425,000             475,000        (1,270,000)
        Deferred income taxes                                        -             395,000           411,000
        Accounts payable and accrued expenses               (2,248,464)         (4,506,131)          403,222
        Accrued restructuring expenses                          35,496             559,286                 -
                                                           -----------        ------------       -----------
            Total adjustments                                4,686,568          15,218,831        (3,157,921)
                                                           -----------        ------------       -----------
            Net cash provided by (used for) operating
               activities                                    1,222,805             172,620        (5,608,799)
                                                           -----------        ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment, fixtures and leasehold
     improvements                                             (568,488)         (2,064,398)       (2,022,420)
  Proceeds from sale of equipment and fixtures                  47,514                   -                 -
                                                           -----------        ------------       -----------
            Cash used for investing activities                (520,974)         (2,064,398)       (2,022,420)
                                                           -----------        ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Exercise of stock options                                    654,625                   -           450,000
                                                           -----------        ------------       -----------
CASH AND EQUIVALENTS:
  Net increase (decrease)                                    1,356,456          (1,891,778)       (7,181,219)
  Balance, beginning of year                                 2,238,812           4,130,590        11,311,809
                                                           -----------        ------------       -----------
  Balance, end of year                                     $ 3,595,268        $  2,238,812       $ 4,130,590
                                                           ===========        ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Income taxes paid                          $         -        $     23,000       $   391,000
                                                           ===========        ============       ===========



See notes to consolidated financial statements.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


1.  INDUSTRY

    IPL Systems, Inc. (the "Company"), founded in 1973, provides open architecture storage solutions for multi-host computer environments. The Company supplies its products through direct, indirect, Storage Authorized Resellers ("STAR") and OEM sales and service channels throughout the world.

2.  MANAGEMENT PLANS

    The Company incurred an operating loss in 1995, primarily from reduced sales levels; however, gross margins and cash available to fund future operations increased over 1994 levels. Management continued to take measures to re-engineer the business and reduce costs. Management believes that the absence of a single dominant supplier in the open systems storage market will result in the opportunity for increased sales compared to 1995 results. In addition, the Company is in the process of negotiating a secured line of credit to provide additional working capital, including that required for planned growth of the business. In the event such a line of credit is not obtained, management believes the Company has sufficient working capital to sustain its current level of operations through 1996.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. In 1995, the allowance for doubtful accounts was reduced by $1,557,000, principally as a result of a partial collection of previously reserved balances.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IPL Investments, Inc. and IPL International Sales Corporation. All interCompany accounts and transactions have been eliminated.

    FAIR VALUE - The fair value of assets and liabilities representing financial instruments approximates their carrying value.

    CASH AND EQUIVALENTS - For purposes of reporting cash flows, cash and equivalents include cash on hand and amounts on short-term deposit with banks or other financial institutions.

    INVENTORIES - Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

    EQUIPMENT, FIXTURES AND LEASEHOLD IMPROVEMENTS - Maintenance, repairs and minor renewals are charged to operations as incurred. Depreciation of equipment and fixtures is computed by the straight-line method over the estimated useful lives of the assets which range between two and seven years. Leasehold improvements are amortized over the term of the lease or the useful lives of the assets, whichever is shorter. Customer support inventory is valued at cost when available for service and is amortized over a four-year period using the straight-line method.

    REVENUE RECOGNITION - Sales are recorded when products are shipped under the terms of firm purchase contracts.

    WARRANTY COSTS - The costs of warranty services, whether subcontracted or provided by the Company, are recorded at the time of sale.

    INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which utilizes the liability method of accounting for income taxes. Deferred taxes are based on the difference between the financial statement and tax bases of assets and liabilities, and the deferred tax expense or credit represents the change in the deferred tax asset or liability balance. This standard permitted the Company to recognize the benefit of certain deferred tax assets at the rate at which the benefits are expected to be realized, which was higher than was permitted under the previous method. The cumulative effect of adopting SFAS No. 109 was to increase income by $121,000 ($0.02 per share). Prior year financial statements were not restated.

    LOSS PER SHARE - Loss per common and common equivalent share is computed based on the weighted average number of shares outstanding and the dilutive effect (when applicable) of common share equivalents based on the treasury stock method. Common share equivalents are not included in loss periods as the effect is anti-dilutive.

    RECENTLY ISSUED ACCOUNTING STANDARDS - Effective January 1, 1996, the Company will be required to adopt, prospectively, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The Company does not believe that the adoption of SFAS No. 121 will have a material effect on its consolidated financial position or results of operations.

4.  INVENTORIES

    Inventories consist of the following at December 31:

                                                     1995            1996

     Raw materials                              $ 1,460,423      $ 1,430,302
     Work-in-process                                651,245          223,654
     Finished goods                               1,263,984        1,406,410
                                                  ---------        ---------

                                                $ 3,375,652      $ 3,060,366
                                                ===========      ===========

5.  INCOME TAXES

    Income tax benefit consists of the following for the years ended December
31:

                                               1995         1994           1993

     Current - federal                     $        -     $(1,565,000)    $(1,861,000)

     Deferred:
       Federal                               (974,000)     (4,255,000)         91,000
       State                                 (305,000)     (1,125,000)              -
       Change in valuation allowance        1,279,000       5,775,000         320,000
                                            ---------     -----------     -----------

                                           $        -     $(1,170,000)    $(1,450,000)
                                           ==========     ===========     ===========

    The following is a reconciliation between the actual income tax benefit and income taxes computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 1995, 1994 and 1993:

                                                          1995      1994      1993
     U.S. federal statutory rate                         (35.0)%   (35.0)%   (35.0)%
     Change in valuation allowance                        36.9      35.6         -
     Benefit of prior year tax credits                       -      (5.3)        -
     Benefit of foreign sales corporation                    -         -      (2.9)
     Other, net                                           (1.9)     (2.5)      1.8
                                                          ----      ----       ---

                                                           0.0 %   ( 7.2)%    (36.1)%
                                                           ===     = ===      =====

    The tax effects of significant items comprising the Company's deferred tax assets as of December 31, 1995 and 1994 are as follows:


                                                                1995            1994
     Reserves and accruals not currently deductible:
      Accounts receivable                                   $   865,000    $ 1,433,000
      Inventory                                                 238,000        502,000
      Warranty                                                  294,000        566,000
      Compensation                                               56,000         66,000
      Restructuring                                             238,000        201,000
      Other                                                     131,000         60,000
                                                            -----------    -----------


                                                              1,822,000      2,828,000

     Depreciation                                               467,000        568,000
     Loss carryforward amounts                                4,280,000      1,925,000
     Tax credits                                                945,000        914,000
                                                              ---------    -----------

                                                              7,514,000      6,235,000
     Valuation allowance                                     (7,514,000)    (6,235,000)
                                                            -----------    -----------

                                                            $         -    $         -
                                                            ===========    ===========

    The Company has approximately $9,194,000 in net federal operating loss carryforwards which expire in 2010, and approximately $21,245,000 in state operating loss carryforwards which expire through 2000. The change in the valuation allowance represents the amount required to fully reserve against the recorded deferred tax assets, due to uncertainty about their future realization.

6.  LEASE COMMITMENT AND RENT EXPENSE

    The Company leases manufacturing and office facilities under a lease which expires in 1998 and leases office space at various U.S. locations and in Belgium under leases which expire through 1997. The following is a schedule by years of future rental payments required under these leases:


        1996                                             $520,126
        1997                                              447,282
        1998                                              108,238


    Rental expense amounted to approximately $264,000, $564,000 and $893,000 in 1995, 1994 and 1993, respectively.

7.  CLASS C COMMON STOCK

    Class C common stock is convertible into an equal number of shares of Class A common stock at any time at the option of the holder but is required to be converted if the number of shares of Class C common stock outstanding is less than 5% of all shares outstanding. Restrictions are imposed as to certain actions by the Company without the approval of the Class C common stockholders, including any merger, consolidation, liquidation and sale or lease of substantially all assets of the Company, and issues of its capital stock other than pursuant to employee stock plans and certain public offerings.

    As part of the sale of Class C common stock in 1980, certain major stockholders executed agreements providing each other and the Company with rights of first refusal on certain transfers of their shares.

    At December 31, 1995, the Company reserved 386,929 shares of Class A common stock for issuance upon conversion of the outstanding shares of Class C common stock.

    On February 6, 1996, all of the remaining shares of Class C common stock were automatically converted pursuant to their terms into an equal number of shares of Class A common stock.

8.  EMPLOYEE STOCK PLANS

    The Consolidated 1991/1993 Equity Incentive Plan (the "Consolidated Plan") provides for the grant of incentive stock options, nonstatutory stock options and stock appreciation rights to key employees and consultants, subject to terms and conditions determined by the Company. A total of 650,000 shares of Class A common stock has been reserved for issuance under the Consolidated Plan.

    Under the 1993 Director Stock Option Plan (the "Director Plan"), directors who are not employees of the xompany are granted initial options of 10,000 shares of Class A common stock, which become exercisable over five years, subject to continued service as a director. A total of 75,000 shares of Class A common stock has been reserved for issuance under the Director Plan.

    In connection with the employment of the Company's new Chief Executive Officer in December 1995, the Company granted him an option (the "1995 Plan") with respect to 115,000 shares not covered by the Consolidated Plan. At December 31, 1995, all of the options, which are priced at $3.125 a share, are outstanding.

    On December 29, 1994, the Company amended incentive stock options previously granted with respect to an aggregate of 357,000 shares of Class A common stock under the Consolidated Plan, whereby options were repriced to market value on that date. There was no financial statement impact as a result of this change.


    The number and prices of options are as follows:



                                                 CONSOLIDATED PLAN
                                                     AND 1995 PLAN           DIRECTOR PLAN
                                         ----------------------------    --------------------------
                                           NUMBER                            NUMBER
                                          OF SHARES        PRICE             OF SHARES        PRICE

     Balance, January 1, 1993             456,000       $2.25 - $31.88            -     $       -

     Granted                              477,500        6.25 -   8.75       20,000            9.25
     Terminated                          (143,000)       4.63 -  31.88            -             -
     Exercised                           (200,000)          22.50                 -             -
                                         --------                           -------

     Balance, December 31, 1993           590,500        2.25 -  20.50       20,000            9.25

     Granted                              570,000      2.4375 -   9.25        4,000            7.25
     Terminated                          (520,500)       2.25 -  19.25            -             -
                                         --------                           -------
     Balance, December 31, 1994           640,000      2.4375 -  20.50       24,000     7.25 - 9.25

     Granted                              209,500        3.25 -  4.125       20,000     3.25 - 5.625
     Terminated                          (121,200)     2.4375 -  20.50      (12,000)    7.25 - 9.25
     Exercised                           (206,000)     2.4375 -  6.25             -             -
                                         --------                           -------
Balance, December 31, 1995                522,300      2.4375 -  8.75        32,000     3.25 - 9.25
                                         ========                           =======

Exerciseable, December 31, 1995           139,400                             4,400
                                         ========                           =======


    Effective for the year ending December 31, 1996, the Company will be required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that the fair values of stock-based compensation to employees and nonemployees be either disclosed or reported in the financial statements. The Company does not believe that the adoption of SFAS No. 123 will have a material effect on its consolidated financial position or results of operations. The Company currently accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

9.  EMPLOYEE BENEFIT PLANS

    Effective December 1, 1991, the Company adopted the IPL Systems, Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum service requirements. The amount of the Company's annual contribution is discretionary. No contributions were made by the Company for the years ended December 31, 1995, 1994 and 1993.

10. RELATED PARTY

    SALES - The Company has a distribution agreement with certain affiliates of Olivetti Holding N.V. ("Olivetti"), the beneficial owner of the issued and outstanding Class C common stock. Sales to these entities, all in Europe, totaled $3,630,000, $7,763,000 and $14,624,000 in 1995, 1994 and 1993,
    respectively. Related amounts outstanding, included in accounts receivable trade, are $1,147,000 and $4,530,000 at December 31, 1995 and 1994,
    respectively.

    PURCHASES - In 1993, the Company contracted with Olivetti N.A., Inc., a subsidiary of Olivetti, to provide installation and warranty coverage for the majority of the Company's U.S. product sales. Expenses incurred by the Company in connection with this agreement totaled $1,612,000, $1,759,000 and $2,492,000 in 1995, 1994 and 1993, respectively, of which $251,000 and
    $1,294,000 are included in trade accounts payable at December 31, 1995 and 1994, respectively.

11. SALES INFORMATION

    MAJOR CUSTOMERS - The Company had sales to an unaffiliated major customer of $3,675,000 in 1994, and to two different customers of $7,246,000 in 1993.

    EXPORTS - Export sales to unaffiliated customers which are principally in Europe, on materially the same terms as to domestic customers, totaled $4,741,000, $6,115,000 and $9,215,000 in 1995, 1994 and 1993, respectively.

    CONCENTRATION OF CREDIT RISK - The Company had outstanding net accounts receivable due totaling $1,402,000 and $5,372,000 at December 31, 1995 and 1994, respectively, from both related and unaffiliated customers located in Europe. While the Company monitors individual customer balances to limit risk, the ability of these customers to meet their obligations to the Company may depend on a number of factors, including the capitalization of these customers and the state of the European economy.

12. RESTRUCTURING EXPENSES

    In November 1994, the Company approved and executed a restructuring program (the "Plan") to focus future product development and sales efforts in the open systems market. As a result of this change in product strategy, the Company streamlined its operations by reducing its workforce, consolidating and closing certain facilities and writing off idle and excess assets. These costs are presented in the Company's 1994 consolidated statement of operations as a restructuring charge of $1,970,587.

    In September 1995, the Company revised the Plan and recorded an additional restructuring charge of $496,880 related to the lease obligation on certain idle facilities.


    Restructuring charges were recorded and payments were made in 1995 and 1994 as follows:
                                               1994                                      1995
                               -------------------------------------    -----------------------------------
                                                          BALANCE,                                BALANCE
                               RESTRUCTURING            DECEMBER 31,     ADDITIONAL             DECEMBER 31,
                                EXPENSES       PAID       1994           RESERVE         PAID       1995

Excess space:
  Occupancy costs, net           $ 473,652  $   2,269   $ 471,383        $ 496,880    $ 373,481   $ 594,782
  Write-down of leasehold
   improvements                    850,914          -           -                -            -           -
  Write-down of idle assets        334,876          -           -                -            -           -
  Severance costs                  311,145    223,242      87,903                -       87,903           -
                                ----------  ---------   ---------        ---------    ---------   ---------

                                $1,970,587  $ 225,511   $ 559,286        $ 496,880    $ 461,384   $ 594,782
                                ==========  =========   =========        =========    =========   =========

13. CONTINGENCIES

    The Company is the subject of various legal proceedings which arose in the normal course of business, the outcome of which management believes will not be material to the Company's financial position.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)


    Summarized unaudited quarterly financial data for 1995 and 1994 (dollars in thousands, except per share amounts) is as follows:

                                            1995 - THREE MONTHS ENDED
                                -------------------------------------------------

                                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

     Revenue                       $ 6,517      $ 6,707       $ 4,524         $ 7,016
     Net loss                         (785)        (389)       (1,910)           (380)
     Net loss per common share       (0.15)       (0.07)        (0.35)          (0.07)

                                            1994 - THREE MONTHS ENDED
                                -------------------------------------------
                                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

     Revenue                       $ 7,542      $ 6,158       $ 8,025         $ 8,224
     Net loss                       (1,166)      (2,058)       (2,220)         (9,602)
     Net loss per common share       (0.22)       (0.38)        (0.41)          (1.78)


    The fourth quarter of 1994 includes charges relating to doubtful accounts receivable, principally from a distributor ($3,137,526), inventory reserves ($1,382,055) and the restructuring charges discussed in Note 12 ($1,970,587).

                                                * * * * * *

IPL SYSTEMS, INC.                                                 SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1995 (DOLLARS IN THOUSAND)

------------------------------------------------------------------------------

                                                                      Charged
                                   Balance at        Charged to       to Other                    Balance
                                   Beginning         Cost and         Accounts                    at End
                                   of Period         Expenses         Describe     Write off     of Period
                                   ----------        ----------       --------     ---------     ---------
Description
-----------

DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

Allowed for doubtful
accounts - sales:

Year ended December 31, 1995         3,668            (1,519) (C)     (38) (B)       ----          2,111
Year ended December 31, 1994           463             3,165           40  (B)       ----          3,668
Year ended December 31, 1993           424                53          (14) (A)(B)    ----            463

-------------------

(A) Charged against allowance provided in the prior year
(B) Charged against sales for product not returned by year end
(C) Includes partial recovery of a doubtful account receivable totalling $1,607