Form 10-K
period 1995-12-31
IPL SYSTEMS INC
filed 1996-03-29
CIK 351810

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

[FN]
- - ----------------
(1) IBM RS/6000 is a trademark of International Business Machines Corporation, Sun SPARC is a trademark of Sun Microsystems, Inc., HP 9000 is a trademark of Hewlett Packard, and Alpha Series is a trademark of Digital Equipment Corporation.

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

Name                  Age                    Position
- - ----                  ---                    --------

Stephen J. Ippolito   49   Chairman of the Board, Chief Engineer, Director

Ronald  J. Gellert    49   President, Chief Executive Officer, Director

Anita D. Buchanan     53   Vice President of Marketing

George A. Mele        34   Vice President of North American Sales

Michael D. Sullivan   41   Vice President of Manufacturing and Service

Eugene F. Tallone     56   Vice President of Finance, Treasurer, Chief Financial Officer

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

                                      Price
                                      -----
Year                           High            Low
- - ----                           ----            ---
1995   First Quarter          5 1/2           2
       Second Quarter         6 3/4           3 5/8
       Third Quarter          7 7/8           5 3/8
       Fourth Quarter         6 5/16          2 3/4

Year
- - ----

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

RESULTS OF OPERATIONS
1995 COMPARED WITH 1994
- - -----------------------

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


(a) (3) The following exhibits are filed as part of this Form 10-K:


Exhibit
Number                             Exhibit
- - ------                             -------

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

         Signature                          Title                                  Date
         ---------                          -----                                  ----

/s/Ronald J. Gellert             President, Chief Executive                    March 26, 1996
- - ------------------------         Officer and Director (Principal
   Ronald J. Gellert             Executive Officer)


/s/Eugene F. Tallone             Vice President - Finance, Chief               March 26, 1996
- - ------------------------         Financial Officer and Treasurer
   Eugene F. Tallone             (Principal Financial and
                                 Accounting Officer)

/s/Stephen J. Ippolito           Director                                      March 26, 1996
- - ------------------------
   Stephen J. Ippolito


/s/Cornelius P. McMullan         Director                                      March 26, 1996
- - ------------------------
   Cornelius P. McMullan


/s/Harris Ravine                 Director                                      March 26, 1996
- - ------------------------
   Harris Ravine


/s/Jeanne M. Sullivan            Director                                      March 26, 1996
- - ------------------------
   Jeanne M. Sullivan

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

/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP
Boston, Massachusetts
February 16, 1996

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- - -------------------------------------------------------------------------------------


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

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- - -------------------------------------------------------------------------------------------------------


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

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- - ------------------------------------------------------------------------------------------------------------------------------


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

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- - ---------------------------------------------------------------------------------------------------------


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

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- - --------------------------------------------------------------------------------


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

                                                * * * * * *

IPL SYSTEMS, INC.                                                 SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1995 (DOLLARS IN THOUSAND)

- - ------------------------------------------------------------------------------

                                                                      Charged
                                   Balance at        Charged to       to Other                    Balance
                                   Beginning         Cost and         Accounts                    at End
                                   of Period         Expenses         Describe     Write off     of Period
                                   ----------        ----------       --------     ---------     ---------
Description
- - -----------

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

- - -------------------

(A) Charged against allowance provided in the prior year
(B) Charged against sales for product not returned by year end
(C) Includes partial recovery of a doubtful account receivable totalling $1,607