Form 10-Q
period 1996-03-31
IPL SYSTEMS INC
filed 1996-05-14
CIK 351810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


  X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 ---     Act of 1934


         FOR QUARTER ENDED MARCH 31, 1996.
         or
         Transition report pursuant to Section 13 or 15(d) of the
 ---     Securities Exchange Act of 1934
         For the transition period from            to
                                        ----------    ------------


 COMMISSION FILE NUMBER 0-10370
                        -------

                                IPL SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

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


              ----------------------------------------------------

- ---------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES  X               NO
                                                    ---                 ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS                                   OUTSTANDING AT MARCH 31, 1996
        -----                                   -----------------------------

Class A $.01 par value                                   5,595,819

                                IPL SYSTEMS, INC.
                                -----------------
                                FORM 10-Q INDEX
                                ---------------



                                                                        Page No.
                                                                        --------
Part I.   Financial Information


         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets - March 31, 1996
                    (Unaudited) and December 31, 1995...................   3

                    Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 1996
                    and March 31, 1995..................................   4

                    Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1996 and March 31,
                    1995................................................   5

                    Notes to Unaudited Quarterly Consolidated Statements   6-7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................   8-9


Part II.  Other Information

         Item 6.    Exhibits and Reports on Form 8-K ...................   10

                    Signatures..........................................   11

PART I. FINANCIAL INFORMATION
- -----------------------------

              Item 1.   Consolidated Financial Statements

                                IPL SYSTEMS, INC.
                                -----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Thousands of Dollars)


                                     ASSETS
                                     ------

                                                    (Unaudited)
                                                   March 31, 1996  December 31, 1995
                                                   --------------  -----------------
Current Assets:
  Cash and equivalents                                 $ 3,452          $ 3,595
  Accounts receivable - net                              4,611            4,019
  Inventories                                            3,646            3,375
  Other current assets                                     340              405
                                                       -------          -------
Total Current Assets                                    12,049           11,394

Equipment and Improvements, net                          2,114            2,348
                                                       -------          -------
Total Assets                                           $14,163          $13,742
                                                       =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $ 5,368          $ 5,199

Shareholders' Equity:
 Class A Common Stock, par value $.0l:
 Authorized, 20,000,000 shares;
 issued and outstanding, 5,595,819 and
 5,200,590 shares                                           56               52

 Convertible Class C Common Stock,
 par value $.0l: Authorized, 2,250,000
 issued and outstanding, -0- Shares  and                     0                4
 386,929 shares

Additional paid-in capital                              17,250           17,230

Deficit                                                 (8,511)          (8,743)
                                                       -------          -------

Total Shareholders' Equity                               8,795            8,543
                                                       -------          -------
Total Liabilities and Shareholders' Equity             $14,163          $13,742
                                                       =======          =======

See notes to unaudited quarterly consolidated financial statements.

- -----------------------------------------

                                IPL SYSTEMS, INC.
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (Unaudited)

                (Thousands of Dollars, Except Per Share Amounts)


                                                     Three Months Ended

                                                  March 31,       March 31,
                                                    1996            1995
                                                  ---------       ---------

Revenues                                         $    7,101      $    6,517
Cost of sales                                         4,289           4,193
                                                 ----------      ----------
Gross profit                                          2,812           2,324
Expenses:
    Selling, general & administrative                 2,367           2,833
    Engineering & development                           365             330
    Restructure expense (income)                       (100)           --
                                                 ----------      ----------
Operating income (loss)                                 180            (839)
Other income                                             50              54
                                                 ----------      ----------
Income (loss) before income taxes                       230            (785)
                                                 ----------      ----------
    Income tax                                         --              --
                                                 ----------      ----------
Net income (loss)                                $      230      $     (785)
                                                 ----------      ----------
Net Income (loss) per share                      $     0.04      $    (0.15)
                                                 ==========      ==========

Common and common equivalent
    shares used in calculation
    of income (loss) per share                    5,739,614       5,382,119
                                                 ==========      ==========




See notes to unaudited quarterly consolidated financial statements.

- ------------------------------------------

                                IPL SYSTEMS, INC.
                                -----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Unaudited)

                             (Thousands of Dollars)

                                                                    Three Months Ended
                                                                    ------------------

                                                                  March 31,    March 31,
                                                                    1996         1995
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................     $  230      $  (785)
                                                                   ------      -------
   Adjustments to reconcile net income (loss) to net cash from operating activities:
   Restructure expenses (income) .............................       (100)
      Depreciation and amortization ..........................        249          290

      Changes in assets and liabilities:
        Accounts receivable ..................................       (592)       4,138
        Inventories ..........................................       (271)        (223)
        Prepaid expenses and other current assets ............         65          (91)
        Accounts payable and accrued expenses ................        269       (1,133)
                                                                   ------      -------
                      Total adjustments ......................       (380)       2,981
                                                                   ------      -------
  Net cash used by operating  activities .....................       (150)       2,196

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and improvements ...................        (13)         (43)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock ...........................         20            8
                                                                   ------      -------

CASH AND EQUIVALENTS:
   Net increase (decrease) ...................................       (143)       2,161
   BALANCE, beginning of period ..............................      3,595        2,239
                                                                   ------      -------
   BALANCE, end of period ....................................     $3,452      $ 4,400
                                                                   ======      =======

SUPPLEMENTARY CASH FLOW INFORMATION:
   Taxes paid ................................................     $    3      $    --
                                                                   ======      =======

       See notes to unaudited quarterly consolidated financial statements.

- ------------------------------------------

                                IPL SYSTEMS, INC.
                                -----------------
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
              ----------------------------------------------------

1.   Financial Statements
     --------------------

     The consolidated balance sheet as of March 31, 1996, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, and for all periods presented, have been made.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the audited financial statements and related notes included therein.

     The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

     2.  Accounts Receivable
         -------------------

                  Accounts receivable consist of the following:

                                          (Thousands of dollars)
                                      March 31, 1996  December 31, 1995
                                      --------------  -----------------

     Total accounts receivable            $6,450          $6,130

     Less allowance for doubtful
     accounts                              1,839           2,111
                                          ------          ------

     Net Accounts Receivable              $4,611          $4,019
                                          ======          ======


    3.   Equipment and Improvements
         --------------------------

         Equipment and improvements consist of the following:

                                          (Thousands of dollars)
                                      March 31, 1996  December 31, 1995
                                      --------------  -----------------

     Customer support equipment          $ 3,514         $ 3,500
     Manufacturing equipment               4,883           4,883
     Office equipment & fixtures           2,318           2,320
     Leasehold improvements                1,335           1,335
                                         -------         -------
                                          12,050          12,038
     Less accumulated depreciation         9,936           9,690
                                         -------         -------
                                         $ 2,114         $ 2,348
                                         =======         =======


- ------------------------------------------



4.   Income Taxes
     ------------

     The Company plans to offset its 1996 federal income tax obligations through the use of prior unrecognized net operating loss carry forward amounts. Accordingly, there was no income tax recorded in the first quarter of 1996. There was not tax benefit recorded with the first quarter 1995 pre-tax loss.

5.   Restructuring
     -------------

     In November 1994, the Company approved and executed a restructuring program (the "Plan") to focus future product development and sales efforts in the open systems market. As a result of this change, the Company streamlined its operations by reducing its workforce, consolidating and closing certain facilities and writing off idle and excess assets. A restructuring charge of $1,971,000 was recorded in 1994. The Company increased its estimate of the remaining occupancy costs by $497,000 in the third quarter of 1995 to cover the full occupancy costs for the balance of the lease term for unused space in its Maynard facility. In March 1996, a portion of the Maynard facility was leased resulting in a $100,000 reduction in restructuring expenses.

     The changes in the restructuring accrual are as follows:

                              Balance                               Balance
                         December 31, 1995   Decrease    Paid    March 31, 1996
                         -----------------   --------    ----    --------------

    Occupancy Costs            $595            $100       $68        $427

     The occupancy costs will be paid through March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

Quarterly Results
- -----------------

Revenue for the first quarter of 1996 increased 9% to $7,101,000 compared to $6,517,000 for the first quarter of 1995. This increase is primarily due to increased sales of open systems products in the U.S. which represented 65% of its product sales. In the first quarter of 1996, the Company's worldwide sales of open systems products were 49% of total product sales. U.S. sales increased 61% in the first quarter of 1996 compared with the same period in 1995, while international sales decreased 48% compared to the same period a year ago. This is due to the decrease in AS/400 disk product sales and slow acceptance of the open systems products in overseas markets.

Disk sales accounted for approximately 72% of revenue in the first quarter of 1996 and 1995. Tape sales for the first quarter of 1996 and 1995 were flat at 14%.

Gross margins of 39.6% for the first quarter of 1996 increased from 35.7% for the first quarter of 1995. The improvement is the result of greater percentage of sales from open systems products, as well as continued cost control.

Selling, general and administrative expenses decreased 16% to $2,367,000 in the first quarter of 1996 compared with $2,833,000 in the first quarter of 1995. The decrease of $466,000 is mainly due to the reallocation of resources within the Company's infrastructure and ongoing expense management.

Engineering and development expenses in the first quarter of 1996 increased 10% over the same period in 1995 due, in part, to the development effort on ParallelBACK TM. In April 1996, IPL introduced ParallelBACK TM, a strategic new technology designed to back up or restore any database, regardless of size, in under four hours. IPL's DatabaseRAID storage architecture was significantly enhanced with the introduction of ParallelBACK.

The restructuring accrual was reduced by $100,000 in the first quarter of 1996, as the Company sublet a portion of the unused space in its Maynard facility, the liability for which was previously expensed in the third quarter of 1995.

The net income for the first quarter of 1996 was $230,000 compared with a loss of ( $785,000) for the same period last year. The Company's reported net income of $0.04 per share compared with a net loss of $(0.15) per share, for the first quarter of 1995.

The Company plans to offset its 1996 federal income tax obligations through the use of prior unrecognized net operating loss carry forward amounts. Accordingly, there was no income tax recorded in the first quarter of 1996. There was no tax benefit recorded with the first quarter 1995 pre-tax loss.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's cash and equivalents as of March 31, 1996 were $3,452,000, reflecting a 4% decrease or $143,000 from December 31, 1995. Accounts receivable balances increased by 15% to $4,611,000 due to large quarter end shipments, even though Days Sales Outstanding was reduced by 9 days compared to year end 1995. Inventories increased slightly from $3,375,000 at December 31, 1995 to $3,646,000 at March 31, 1996 primarily to establish adequate levels of inventory for expected sales of open system products in the second quarter of 1996. Accounts payable and accrued expenses increased by 3% primarily due to increased inventory levels.

Management believes that its cash and equivalents, cash provided by operations, and other capital resources will be sufficient to meet its operating and capital requirements for its existing business. The Company remains free of any short-term and long-term debt obligations. The Company continues to evaluate its operating capital requirements should the future growth of the business require additional financial investment. Accordingly, the Company is pursuing contingency arrangements should such financing be required.

- --------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits
        --------

        Exhibit 11 - Computation of Net Income (Loss) Per Common Share - Page 14

   (b)  Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                IPL SYSTEMS, INC.
                                                -----------------


DATE: May 10, 1996                              By: /s/ Ronald J. Gellert
                                                    -----------------------
                                                    Ronald J. Gellert
                                                    President
                                                    Chief Executive Officer


                                                By: /s/ Eugene F. Tallone
                                                    ----------------------------
                                                    Eugene F. Tallone
                                                    Chief Financial Officer
                                                    Principal Accounting Officer