Form 10-Q
period 1996-06-30
IPL SYSTEMS INC
filed 1996-08-13
CIK 351810

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   FORM 10-Q


          X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR QUARTER ENDED JUNE 30, 1996.
                 or
          ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from __________ to ____________

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

                      YES  X                       NO  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                                                    OUTSTANDING AT JUNE 30, 1996
                   -----                                                    -----------------------------
         Class A $.01 par value                                                           5,633,819

                               IPL SYSTEMS, INC.
                               ----------------
                                FORM 10-Q INDEX
                                ---------------

                                                                                                                         Page No.
                                                                                                                         ---------
Part I.    Financial Information


         Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets - June 30, 1996
                          (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                          Consolidated Statements of Operations (Unaudited) -
                          Three Months Ended June 30, 1996
                          and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                          Consolidated Statements of Cash Flows (Unaudited) -
                          Three Months Ended June 30, 1996 and June 30,
                          1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                          Notes to Unaudited Quarterly Consolidated Statements  . . . . . . . . . . . . . . . . . . . . . . . 6-8

         Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-11


Part II.   Other Information

         Item 4.          Submission of Matters to a Vote of Security Holders.......... . . . . . . . . . . . . . . . . . . . 12

         Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
                            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I. FINANCIAL INFORMATION
- -----------------------------

                  Item 1.   Consolidated Financial Statements

                               IPL SYSTEMS, INC.
                               ----------------

                                          CONSOLIDATED BALANCE SHEETS
                                          --------------------------
                                            (Thousands of Dollars)

                                                    ASSETS
                                                    ------


                                                                                   (Unaudited)
                                                                                 June 30, 1996                  December 31, 1995
                                                                                 -------------                  -----------------
              Current Assets:
                 Cash and equivalents                                                  $ 2,357                            $ 3,595
                 Accounts receivable-net                                                 4,375                              4,019
                 Inventories                                                             3,619                              3,375
                 Other current assets                                                      296                                405
                                                                                       -------                            -------
              Total Current Assets                                                      10,647                             11,394

              Equipment and Improvements, net                                            1,916                              2,348
                                                                                       -------                            -------
              Total Assets                                                             $12,563                            $13,742
                                                                                       =======                            =======

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ------------------------------------

              Current Liabilities:
                 Accounts payable and accrued
                 expenses                                                              $ 4,247                            $ 5,199
              Shareholders' Equity:
                 Class A Common Stock, par value
                 $.01: Authorized, 20,000,000 shares;
                 issued and outstanding, 5,633,819
                 and 5,200,590 shares                                                       56                                 52

                 Convertible Class C Common Stock,
                 par value $.01:   Authorized,
                 2,250,000 shares issued and
                 outstanding, -0- shares and
                 386,929 shares                                                              0                                  4

              Additional paid-in capital                                                17,352                             17,230

              Deficit                                                                   (9,092)                            (8,743)
                                                                                       -------                            -------

              Total Shareholders' Equity                                                 8,316                              8,543
                                                                                       -------                            -------

              Total Liabilities and Shareholders' Equity
                                                                                       $12,563                            $13,742
                                                                                       =======                            =======

      See notes to unaudited quarterly consolidated financial statements.

- -------------------------------------------

                               IPL SYSTEMS, INC.
                               ----------------

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                 (Unaudited)

                               (Thousands of Dollars, Except Per Share Amounts)





                                                      Three Months Ended                Six Months Ended

                                                    June 30,        June 30,        June 30,          June 30,
                                                      1996           1995             1996              1995
                                                 -------------   -------------   -------------     -------------
Revenues                                         $    4,464      $    6,707      $   11,566        $   13,224
Cost of sales                                         2,693           4,078           6,983             8,271
                                                 ----------      ----------      ----------        ----------
Gross profit                                          1,771           2,629           4,583             4,953
Expenses:
    Selling, general & administrative                 2,064           2,824           4,429             5,657
    Engineering & development                           338             304             705               634
    Restructure expense (income)                        ---             ---            (100)              ---
                                                 ----------      ----------      ----------        ----------
Operating income (loss)                                (631)           (499)           (451)           (1,338)
Other income                                             50             110             100               164
                                                 ----------      ----------      ----------        ----------
Income (loss) before income taxes                      (581)           (389)           (351)           (1,174)
                                                 ----------      ----------      ----------        ----------
    Income tax                                            -               -               -                 -
                                                 ----------      ----------      ----------        ----------
Net income (loss)                                $     (581)     $     (389)     $     (351)       $   (1,174)
                                                 ----------      ----------      ----------        ----------
Net Income (loss) per share                      $    (0.10)     $    (0.07)     $    (0.06)       $    (0.22)
                                                 ==========      ==========      ==========        ==========
Common and common equivalent
    shares used in calculation
    of income (loss) per share                    5,613,326       5,384,519       5,602,034         5,383,319
                                                 ==========      ==========      ==========        ==========




      See notes to unaudited quarterly consolidated financial statements.

- ------------------------------------------

                               IPL SYSTEMS, INC.
                               ----------------

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)

                                            (Thousands of Dollars)


                                                                                                Six Months Ended
                                                                                                ----------------

                                                                                           June 30,             June 30,
                                                                                             1996                 1995
                                                                                           --------             --------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .         $  (351)             $(1,174)
                                                                                            -------              -------
                    Adjustments to reconcile net income (loss)
                       to net cash from operating activities:
                    Restructure expenses (income) . . . . . . . . . . . . . . . . .            (100)                  --
                       Depreciation and amortization  . . . . . . . . . . . . . . .             497                  605
                       Changes in assets and liabilities:
                         Accounts receivable  . . . . . . . . . . . . . . . . . . .            (356)               5,005

                         Inventories  . . . . . . . . . . . . . . . . . . . . . . .            (244)                (621)
                         Prepaid expenses and other current assets  . . . . . . . .             109                1,264
                         Accounts payable and accrued expenses  . . . . . . . . . .            (852)              (1,832)
                                                                                            -------              -------
                                 Total adjustments  . . . . . . . . . . . . . . . .            (946)               4,421
                                                                                            -------              -------
                   Net cash used by operating  activities . . . . . . . . . . . . .          (1,297)               3,247

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                    Additions to equipment and improvements . . . . . . . . . . . .             (63)                (427)

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from issuance of stock   . . . . . . . . . . . . . .               122                    8
                                                                                            -------              -------

                 CASH AND EQUIVALENTS:
                    Net increase (decrease)   . . . . . . . . . . . . . . . . . . .          (1,238)               2,828
                    BALANCE, beginning of period  . . . . . . . . . . . . . . . . .           3,595                2,239
                                                                                            -------              -------
                    BALANCE, end of period  . . . . . . . . . . . . . . . . . . . .         $ 2,357              $ 5,067
                                                                                            =======              =======

                 SUPPLEMENTARY CASH FLOW INFORMATION:
                    Taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . .         $     8              $    11
                                                                                            =======              =======

      See notes to unaudited quarterly consolidated financial statements.

- ------------------------------------------

                               IPL SYSTEMS, INC.
                               ----------------
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
              ----------------------------------------------------

1.       Financial Statements
         --------------------

         The consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations and cash flows for the six month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996, and for all periods presented, have been made.

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

         The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

- ------------------------------------------

2.      Accounts Receivable
        -------------------

        Accounts receivable consist of the following:

                                                                             (Thousands of dollars)
                                                                   June 30, 1996          December 31, 1995
                                                                   -------------          -----------------
         Total accounts receivable                                     $6,178                   $6,130

         Less allowance for doubtful
         accounts                                                       1,803                    2,111
                                                                       ------                   ------
         Net Accounts Receivable                                       $4,375                   $4,019
                                                                       ------                   ------


3.      Equipment and Improvements
        --------------------------

        Equipment and improvements consist of the following:

                                                                         (Thousands of dollars)

                                                                   June 30, 1996          December 31, 1995
                                                                   -------------          -----------------

         Customer support equipment                                   $ 3,546                  $ 3,500

         Manufacturing equipment                                        4,887                    4,883

         Office equipment & fixtures                                    2,316                    2,320

         Leasehold improvements                                         1,339                    1,335
                                                                      -------                  -------
                                                                       12,088                   12,038
         Less accumulated depreciation                                 10,172                    9,690
                                                                      -------                  -------
                                                                      $ 1,916                  $ 2,348
                                                                      =======                  =======

- ------------------------------------------


4.      Income Taxes
        ------------

        The Company plans to offset its 1996 federal income tax obligations through the use of prior unrecognized net operating loss carry forward amounts. Accordingly, there was no income tax recorded in the first six months of 1996. There was no tax benefit recorded with the first six months 1995 pre-tax loss.

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


        The changes in the restructuring accrual are as follows:


                                           Balance                                                 Balance
                                     December 31, 1995         Decrease           Paid        June 30, 1996
                                     -----------------         ----------         -----       -------------
         Occupancy Costs              $ 595                     $ 100             $  121            $ 374

        The occupancy costs will be paid through March 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                             ---------------------

Quarterly Results
- -----------------

Revenues for the second quarter of 1996 were $4,460,000 compared to $6,707,000 for the second quarter of 1995. This 33% decrease in revenue compared to a year ago is the result of several factors. These were: the continuing slow transition from A/S 400 to open systems product sales through our European distributors; the departure of three key sales executives, one being the Vice President of U.S. Sales, mid-quarter; and the Company's decision to delay the introduction of strategic new technology to incorporate product enhancements identified by customers during the beta test process. On June 1, 1996, a new Vice President of Sales was appointed, and on June 11, 1996, the Company released for general availability its new database backup and disaster recovery solution called ParallelBACK(TM). In the second quarter of 1996, the Company's sales of open systems products were 48% of total product revenue. In the U.S. 70% of sales were in open systems products while 5% of international sales were from open systems products. Total U.S. sales accounted for 69% of the total revenue in the second quarter of 1996 compared with 76% of total revenue in the second quarter of 1995. Total international sales decreased 15% in the second quarter of 1996 from the second quarter of 1995 due to a reduction in purchases of AS/400 disk product and a slow transition to open systems products in the Company's overseas markets.

Disk sales accounted for 79% of revenue in the second quarter of 1996 compared with 81% in the same period in 1995. Tape sales accounted for 6% and 9% respectively for the comparable period.

In the second quarter of 1996, the gross margin was 39.7% compared to 39.2% in the same period last year. The continued improvement is the result of increased open system sales and reduced costs in 1996.

Selling, general and administrative expenses decreased 27% to $2,064,000 in the second quarter of 1996 compared with $2,824,000 in the second quarter of 1995. This $760,000 decrease is the result of ongoing expense management as a key factor in assuring the Company's competitiveness going forward.

Engineering and development expenses increased $34,000 in the second quarter of 1996 compared to the same period last year. The ParallelBACK technology, new backup and disaster recovery solution for the database storage segment of the UNIX market, is now in general release.

The loss before income taxes for the second quarter of 1996 was $581,000 compared with $389,000 for the same period last year. The Company's reported net loss was also $581,000, or $ 0.10 per share compared with a net loss of $389,000, or $ 0.07 per share for the second quarter of 1995.

The Company plans to offset any 1996 federal and state income tax obligations through the use of prior unrecognized net operating loss carry forward amounts. There was no tax benefit recorded in the second quarter of 1995 since the Company fully utilized the benefit from its tax net operating carryback in 1994.

Six Months Results
- ------------------

Revenue for the first six months of 1996 were $11,566,000 compared to $13,224,000 for the first six months of 1995 primarily due to the continued reduction in purchases made by the Company's European distributors. Despite continuing decreases in international revenue, U.S. sales were in line with expectations in the first quarter 1996. Sales in the second quarter declined due to the departure of the Vice President of North American Sales and two field sales people. The Company also chose to delay the introduction of strategic new technology to incorporate enhancements identified by customers during the beta test process. The Company's transition to the open systems products continues to move at a slower pace in Europe than in the U.S.. International revenue declined to 26% of revenue in 1996 compared to 36% in 1995. U.S. revenue accounted for 74% of the Company's revenue through the second quarter of 1996 compared with 64% in the same period last year. This improvement reflects the continued progress of the Company's strategy of selling open systems products which accounted for 42% of the six months revenue.

The disk product line represents 75% and 77% of the Company's revenue in the first six months of 1996 and 1995, respectively. The tape product line accounted for 11% and 12%, respectively, of the Company's revenue for the same period.

Gross margins in the first six months of 1996 were 39.6% compared with 37.5% in the first six months of 1995. The improvement in gross margin is primarily due to increasing open systems product sales and reduced costs in the first six months of 1996.

Total operating expenses decreased 20% in the first six months of 1996 compared with the same period of 1995. Selling, general and administrative expenses decreased by $1,228,000 or 22% compared to the same period in 1995, primarily due to ongoing expense control.

Engineering and development expenses increased $71,000 during the first six months of 1996 in comparison to the first six months of 1995. This increase is due to advancing the development of open systems products.

The loss before income taxes for the first six months of 1996 was $351,000 compared with $1,174,000 for the comparative period of 1995. The Company's net loss was also $351,000, or $0.06 per share compared with a net loss of $1,174,000, or $0.22 per share, for the same period of 1995.

The Company plans to offset any 1996 federal and state income tax obligations through the use of prior unrecognized net operating loss carryforward amounts. There was no tax benefit recorded in the first six months of 1995 since the Company fully utilized the benefit from its tax net operating carryback in 1994.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's cash and equivalents as of June 30, 1996 were $2,357,000, reflecting a 34% decrease or $1,238,000 from December 31, 1995. Accounts receivable balances increased by 9% to $4,375,000 due to increased days sales outstanding at the end of the second quarter 1996. Inventories increased from $3,375,000 at December 31, 1995 to $3,619,000 at June 30, 1996 to establish adequate levels of inventory for expected sales of open systems products. Accounts payable and accrued expenses decreased $952,000 primarily due to reduced operating expenses.

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

- --------------------------------------

                 Item 4.  Submission of Matters to a Vote of Security Holders
                          ---------------------------------------------------

                 The Company held its annual meeting of stockholders on Wednesday, May 29, 1996. The following represents the results of the proposals submitted to a vote of security holders:


                                                                                        Votes Cast
                                                                                        Against or        Absentions and
                                                                    Votes Cast For       Withheld         Broker Non-Votes
                                                                    --------------       --------         ----------------
              Fix the number of Directors at four                     4,148,179            80,630              34,471

              Election of Directors

                  Ronald J. Gellert                                   4,098,806            59,474                   0
                  Stephen J. Ippolito                                 4,098,806            59,474                   0
                  Cornelius P. McMullan                               4,098,806            59,474                   0
                  Harris Ravine                                       4,098,806            59,474                   0

              Approval of the Company's 1996 Equity
              Incentive Plan, its 1995 Equity Incentive
              Plan, and the consolidation of such plans as
              the 1996 Consolidated Equity Incentive Plan
                                                                      1,205,059           405,009           2,549,212




                 Item 6.  Exhibits and Reports on Form 8-K
                 -----------------------------------------

                          (a)  Exhibits
                               --------

                               Exhibit 11 - Computation of Net Income (Loss) Per
                                            Common Share -  Page 15

                          (b)  Reports on Form 8-K
                               -------------------

                               No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      IPL SYSTEMS, INC.
                                      ----------------

DATE:  August 9, 1996                 By: /s/Ronald J. Gellert
                                          --------------------
                                             Ronald J. Gellert
                                             President
                                             Chief Executive Officer


                                      By: /s/Eugene F. Tallone
                                          --------------------
                                             Eugene F. Tallone
                                             Chief Financial Officer
                                             Principal Accounting Officer

                               IPL SYSTEMS, INC.
                           FORM 10-Q,  JUNE 30, 1996


                                 EXHIBIT INDEX
                                 -------------




Exhibit
 No.                         Description                            Page No.
- -------                   -------------------                       --------
 11            Computation of weighted average shares used in
               computing earnings per share amounts.  Filed herewith    15