Form 10-Q
period 1996-09-30
IPL SYSTEMS INC
filed 1996-11-13
CIK 351810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934

     FOR QUARTER ENDED SEPTEMBER 30, 1996.
                       ------------------
     or

     Transition report pursuant to Section 13 or 15(d) of the Securities
-    Exchange Act of 1934
     For the transition period from          to
                                   ----------  ----------

COMMISSION FILE NUMBER 0-10370
                       -------

                                IPL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                       ----------------------------------

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

                       ----------------------------------

    ------------------------------------------------------------------------
   Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X           NO
                             ---            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT SEPTEMBER 30, 1996
              -----                           ---------------------------------

     Class A $.01 par value                               5,633,819

                                IPL SYSTEMS, INC.
                                -----------------
                                 FORM 10-Q INDEX
                                 ---------------

                                                                      Page No.
                                                                      --------

Part I.   Financial Information

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets - September 30, 1996
             (Unaudited) and December 31, 1995 .......................      3

             Consolidated Statements of Operations (Unaudited) -
             Nine Months Ended September 30, 1996
             and September 30, 1995 ..................................      4

             Consolidated Statements of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 1996 and September 30,
             1995 ....................................................      5

             Notes to Unaudited Quarterly Consolidated Statements.....    6-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................   9-11

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K ........................     12

             Signatures ..............................................     13

PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.   Consolidated Financial Statements

                                IPL SYSTEMS, INC.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Thousands of Dollars)

                                     ASSETS
                                     ------
                                                    (Unaudited)
                                             September 30, 1996  December 31, 1995
                                             ------------------  -----------------
Current Assets:
   Cash and equivalents                                 $ 2,429            $ 3,595
   Accounts receivable-net                                3,186              4,019
   Inventories                                            4,050              3,375
   Other current assets                                     430                405
                                                        -------            -------
Total Current Assets                                     10,095             11,394

Equipment and Improvements, net                           1,824              2,348
                                                        -------            -------
Total Assets                                            $11,919            $13,742
                                                        =======            =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable and accrued
   expenses                                             $ 4,399            $ 5,199
Shareholders' Equity:
   Class A Common Stock, par value
   $.01: Authorized, 20,000,000 shares;
   issued and outstanding, 5,633,819
   and 5,193,615 shares                                      56                 52

   Convertible Class C Common Stock,
   par value $.01: Authorized,
   2,250,000 shares; issued and
   outstanding, -0- and 393,904                               0                  4
   shares

Additional paid-in capital                               17,353             17,230

Deficit                                                  (9,889)            (8,743)
                                                        -------            -------

Total Shareholders' Equity                                7,520              8,543
                                                        -------            -------

Total Liabilities and Shareholders'
Equity                                                  $11,919            $13,742
                                                        =======            =======


      See notes to unaudited quarterly consolidated financial statements.

-----------------------------------------

                                IPL SYSTEMS, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                (Thousands of Dollars, Except Per Share Amounts)

                                           Three Months Ended            Nine Months Ended

                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                          1996           1995           1996            1995
                                          ----           ----           ----            ----
Revenue                                $    3,077     $    4,523     $   14,642     $   17,748
Cost of sales                               1,463          2,736          8,445         11,008
                                       ----------     ----------     ----------     ----------
Gross profit                                1,614          1,787          6,197          6,740
Expenses:
  Selling, general & administrative         2,079          2,923          6,507          8,581
  Engineering & development                   351            331          1,056            965
  Restructure expense (income)               --              497           (100)           497
                                       ----------     ----------     ----------     ----------
Operating loss                               (816)        (1,964)        (1,266)        (3,303)
Other income                                   20             54            120            219
                                       ----------     ----------     ----------     ----------
Loss before income taxes                     (796)        (1,910)        (1,146)        (3,084)
    Income tax                                 --             --             --             --
                                       ----------     ----------     ----------     ----------
Net loss                               $     (796)    $   (1,910)    $   (1,146)    $   (3,084)
                                       ----------     ----------     ----------     ----------
Net loss per share                     $    (0.14)    $    (0.35)    $    (0.20)    $    (0.57)
                                       ==========     ==========     ==========     ==========
Common and common equivalent
    shares used in calculation
    of loss per share                   5,633,819      5,522,552      5,612,629      5,429,730
                                       ==========     ==========     ==========     ==========




       See notes to unaudited quarterly consolidated financial statements.

------------------------------------------


                                IPL SYSTEMS, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Unaudited)

                             (Thousands of Dollars)

                                                                   Nine Months Ended
                                                                 ----------------------
                                                                 Sept. 30,    Sept. 30,
                                                                   1996         1995
                                                                   ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,146)    $(3,084)
                                                                  -------     -------

  Adjustments to reconcile net loss to net cash from operating activities:
    Restructure expenses (income)                                    (100)        497
    Depreciation and amortization                                     729         832
      Changes in assets and liabilities:
        Accounts receivable                                           833       4,982
        Inventories                                                  (675)     (1,577)
        Prepaid expenses and other current assets                     (25)      1,185
        Accounts payable and accrued expenses                        (700)     (1,777)
                                                                  -------     -------
                   Total adjustments                                   62       4,142
                                                                  -------     -------
  Net cash used by operating  activities                           (1,084)      1,058

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and improvements                           (205)       (329)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                    123         655
                                                                  -------     -------

CASH AND EQUIVALENTS:
   Net increase (decrease)                                         (1,166)      1,384
   BALANCE, beginning of period                                     3,595       2,239
                                                                  -------     -------
   BALANCE, end of period                                         $ 2,429     $ 3,623
                                                                  =======     =======

SUPPLEMENTARY CASH FLOW INFORMATION:
   Taxes paid                                                     $    19     $    11
                                                                  =======     =======




See notes to unaudited quarterly consolidated financial statements.

------------------------------------------

                                IPL SYSTEMS, INC.
                                -----------------
                NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
                ----------------------------------------------------

1.   Financial Statements
     --------------------

     The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, and for all periods presented, have been made.

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

     The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

-------------------------------------------

2.   Accounts Receivable
     -------------------

     Accounts receivable consist of the following:

                                                             (Thousands of dollars)
                                                  September 30, 1996          December 31, 1995
                                                  ------------------          -----------------

        Total accounts receivable                     $4,457                      $6,130

        Less allowance for doubtful
        accounts                                       1,271                       2,111
                                                      ------                      ------

        Net Accounts Receivable                       $3,186                      $4,019
                                                      ======                      ======


3.   Equipment and Improvements
     --------------------------

     Equipment and improvements consist of the following:

                                                        (Thousands of dollars)

                                             September 30, 1996       December 31, 1995
                                             ------------------       -----------------

        Customer support equipment                 $ 3,643                 $ 3,500
        Manufacturing equipment                      4,939                   4,883
        Office equipment & fixtures                  2,322                   2,320
        Leasehold improvements                       1,339                   1,335
                                                   -------                 -------
                                                    12,243                  12,038
        Less accumulated depreciation               10,419                   9,690
                                                   -------                 -------
                                                   $ 1,824                 $ 2,348
                                                   =======                 =======

4.   Income Taxes
     ------------

     The Company plans to offset its 1996 federal income tax obligations through the use of prior unrecognized net operating loss carry forward amounts. Accordingly, if any, there was no income tax recorded in the first nine months of 1996. There was no tax benefit recorded with the first nine months 1995 pre-tax loss.

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

     The changes in the restructuring accrual are as follows:

                              Balance                                   Balance
                         December 31, 1995    Decrease      Paid    September 30, 1996
                         -----------------    --------      ----    ------------------

     Occupancy Costs          $595              $100        $169          $326

            The occupancy costs will be paid through March 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The discussion contained in this item as well as elsewhere in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." Filed as Exhibit 99.1 to the Company's Annual Report on form 10K for the fiscal year ended December 31, 1995, which is incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                              RESULTS OF OPERATIONS
                              ---------------------

Quarterly Results
-----------------

Revenues for the third quarter of 1996 were $3,077,000 compared to $4,523,000 for the third quarter of 1995. This 32% decrease was primarily the result of lower than expected revenues associated with the company's continued repositioning of its sales effort in the open systems environment. The number of U.S. sales representatives was at a lower level than in 1995, contributing to the lower sales. Additional sales personnel subsequently have been added in the fourth quarter of 1996. In the third quarter of 1996, the Company's sales of open systems products were 55% of total product revenue. In the U.S. 69% of sales were in open systems products while 21% of international sales were from open systems products. Total U.S. sales were 74% and international sales were 26% in the second quarter of 1996, approximately the same percentages as in the same quarter of 1995.

Disk sales accounted for 80% of revenue in the third quarter of 1996 compared with 76% in the same period in 1995. Tape sales accounted for 2% and 12% respectively for the comparable periods in 1996 and 1995. The Company is not promoting tape sales in 1996.

In the third quarter of 1996, the gross margin was 52.5% compared to 39.5% in the same period last year. The increase reflects a 7% improvement in the gross margin percentage resulting from sales of higher margin open systems products, and a 6% increase in the gross margin attributable to partial recovery of a bad debt reserved in 1994. The Company has recently entered into a settlement with this customer which is expected to produce a final payment by year end 1996.

Selling, general and administrative expenses decreased 29% to $2,079,000 in the third quarter of 1996 compared with $2,923,000 in the third quarter of 1995. This $844,000 decrease is the result of fewer sales representatives and ongoing expense control.

Engineering and development expenses increased $20,000 in the second quarter of 1996 compared to the second quarter of 1995. These additional expenses permitted the Company to release on October 3, 1996, for general availability the RAIDTower II storage system with dual active technology which provides storage failover with significantly higher performance than commonly available active/passive implementations.

In 1995, the Company increased its restructuring accrual by $497,000 to cover the occupancy costs for unused space in its Maynard facility for the balance of the lease terms.

There were no provisions for taxes provided in the third quarter of 1996 and 1995. The Company reported a net loss of $796,000, or $0.14 per share, compared with a net loss of $1,910,000, or $0.35 per share, for the third quarter of 1995.

The Company plans to offset any 1996 federal and state income tax obligations through the use of prior unrecognized net operating loss carryforward amounts. There was no tax benefit recorded in the third quarter of 1995 since the Company fully utilized the benefit from its tax net operating carryback in 1994.

Nine months Results
-------------------

Revenues for the first nine months of 1996 were $14,642,000 compared to $17,748,000 for the first nine months of 1995. The decrease was primarily due to the continued reduction in purchases made by the Company's European distributors. In addition, sales in the second and third quarters declined primarily because the number of U.S. sales representatives was at a lower level than last year. The Company's transition to sales of open systems products continues to move at a slower pace in international markets than in the U.S. In the U.S. 67% of sales were in open systems products while 9% of international sales were from open systems products. International revenue declined to 26% of revenue in 1996 compared with 33% in 1995. U.S. revenue accounted for 74% of the Company's revenue through the third quarter of 1996 compared with 67% in the same period last year.

The disk product line represents 76% and 77% of the Company's revenue in the first nine months of 1996 and 1995 respectively. The tape product line accounted for 9% and 12%, respectively, of the Company's revenue for the same period.

Gross margins in the first nine months of 1996 were 42.3% compared with 38.0% in the first nine months of 1995. The increase reflects a 5.2% improvement in the gross margin percentage resulting from sales of higher margin open systems products, and a .9% decrease in the gross margin attributable to a lower than 1995 partial recovery of a bad debt reserved in 1994. The Company has recently entered into a settlement with this customer which is expected to produce a final payment by year end 1996.

Total operating expenses decreased 21% in the first nine months of 1996 compared to the same period in 1995. Selling, general and administrative expenses decreased by $2,072,000 or 24% compared to the same period in 1995, due to lower level of sales representatives and ongoing expense control.

Engineering and development expenses increased $91,000 during the first nine months of 1996 in comparison to the same period in 1995. This increase is due to advancing the development of open systems products.

The restructure accrual was reduced by $100,000 in 1996, as the Company sublet a portion of the unused space in its Maynard facility. The unused space in the Maynard facility was expensed in 1995.

The loss before income taxes for the first nine months of 1996 was $1,146,000 comparable with $3,084,000 for the comparable period of 1995. The Company's net loss was also $1,146,000, or $0.20 per share comparable with a net loss of $3,084,000, or $0.57 per share, for the same period of 1995.

The Company plans to offset any 1996 federal and state income tax obligations through the use of prior unrecognized net operating loss carryforward amounts. There was no tax benefit recorded in the first nine months of 1995 since the Company fully utilized the benefit from its tax net operating carryback in 1994.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's cash and equivalents as of September 30, 1996 were $2,429,000, reflecting a decrease of $1,166,000 or 32% from December 31, 1995. Accounts receivable balances decreased by 21% to $3,186,000 due to lower sales at the end of the third quarter of 1996 than at year end of 1995. Inventories increased by $675,000 to $4,050,000 due to lower third quarter sales and to the establishment of adequate levels of inventory for expected sales of the new open systems products in the fourth quarter of 1996. Accounts payable and accrued expenses decreased $800,000 primarily due to reduced operating expenses.

Management believes that its cash and equivalents, as well as cash that may be provided by operations, will be sufficient to meet its operating and capital requirements for its existing business for the near term, but that the longer term financial stability and any future growth of the business will be dependent upon achieving profitable operations and obtaining additional capital resources through debt or equity financing. There can be no assurance that profitability will be achieved or that any such financing will be obtained.

--------------------------------------

     Item 6. Exhibits and Reports on Form 8-K
     ----------------------------------------

          (a)  Exhibits
               --------

                 Exhibit 11    Computation of Net Loss Per Common Share.


          (b)  Reports on Form 8-K
               -------------------

                 No reports on Form 8-K were filed with the Securities and Exhange Commission during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IPL SYSTEMS, INC.
                                        -----------------

DATE:  November 12, 1996                By: /s/ Ronald J. Gellert
                                            ----------------------------
                                            Ronald J. Gellert
                                            President
                                            Chief Executive Officer

                                        By: /s/ Eugene F. Tallone
                                            ----------------------------
                                            Eugene F. Tallone
                                            Chief Financial Officer
                                            Principal Accounting Officer

                                IPL SYSTEMS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1996

                                  EXHIBIT INDEX
                                  -------------

Exhibit
  No.                           Description                          Page No.
-------                         -----------                          --------

  11.           Computation of Net Loss per Common Share.               15