Form 10-K405
period 1996-12-31
IPL SYSTEMS INC
filed 1997-03-31
CIK 351810

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K

     [X] Annual Report pursuant to Section 13 or 15 (d) of the Securities and
         Exchange Act of 1934.

         For the fiscal year ended December 31, 1996 or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934.

Commission file Number 0-10370

                               IPL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                                   ----------

        MASSACHUSETTS                                   04-2511897
  (State or jurisdiction of                (I.R.S. Employer Indentification No.)
incorporation or organization)

                124 Acton Street, Maynard, Massachusetts 01754
             (Address of principal executive offices and Zip Code)

                                (508) 461-1000
              (Registrant's Telephone Number, including area code)

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 Par Value
                      ------------------------------------
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 12, 1997 was: $ 10,888,232
The number of shares outstanding of the Registrant's Class A Common Stock as of March 12, 1997 was: 5,633,819

                      DOCUMENTS INCORPORATED BY REFEREENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
================================================================================

PART Item 1. Business
             --------

GENERAL

IPL Systems, Inc. ("IPL" or the "Company") provides open-architecture storage solutions for Hewlett Packard, Sun Microsystems, DEC Alpha, and IBM RS/6000 and AS/400 Business servers, as well as Novell NetWare and Windows NT environments. IPL design, manufactures, services and sells its products through direct, indirect and OEM sales and service channels worldwide.

IPL has entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of February 28, 1997, among IPL, IPL Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of IPL, ANDATACO ("ANDATACO"), a California corporation, and W. David Sykes, the controlling shareholder of ANDATACO providing for the merger (the "Merger") of Merger Sub with and into ANDATACO. The Merger would result in former holders of ANDATACO equity (including options, warrants and other rights to acquire ANDATACO Common Stock, $1.00 par value per share) owning 74.8% of the post-merger IPL Stock on a fully diluted basis. It is anticipated that approval of matters related to the Merger will be submitted to the shareholders of IPL and, if approved, will be consummated in the second quarter of 1997. In addition to approval by the Company's shareholders, the Merger Agreement is subject to several conditions, including those concerning the accuracy of the Company's representations and warranties, the performance by the Company of certain covenants, the agreement by a member of the Company's board of directors to serve as Chief Executive Officer of ANDATACO following the Merger and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance that these or any other conditions to the Merger will be satisfied or that the Merger will be consummated. For additional information regarding the terms of the Merger and the Merger Agreement, see the Company's Current Report on Form 8-K filed on March 25, 1997.

IPL was incorporated in Massachusetts on January 15, 1973. The Company's principal office is located at 124 Acton Street, Maynard, Massachusetts 01754, and its telephone number at that address is (508) 461-1000.

The discussion contained in this section as well as elsewhere in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." attached hereto as Exhibit 99.1 and incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. See Rider re Exhibit 99.1.

RECENT DEVELOPMENT OF BUSINESS

In 1996, IPL's strategy was to continue its focus on the large and growing market for open systems storage. The Company's DataBase RAID (Redundant Array of Independent Disks) architecture provides data management solutions for users of large relational databases (such as Oracle, Sybase and Informix). Several factors during 1996 adversely affected the Company's ability to fully exploit the potential of its products in the market. These factors included the inability to market and sell the Company products effectively, which resulted in part from the departure of certain key sales personnel, and the delayed introduction of certain strategic technology.

PRODUCT DEVELOPMENT

The Company's product development strategy is to identify opportunities for new storage solutions for the open systems Very Large Database ("VLDB") market. Typically, the Company will identify new devices available from third parties which may bring significant benefits to users of IPL's targeted computer platforms. The Company then adapts or develops its proprietary controllers to provide an interface between these devices and the host computer without requiring changes to the host's hardware or software. This approach is intended to decrease development costs, accelerate new product development cycles and enable the Company to be early to market with its storage offerings. See "Research and Development" below.

In the fourth quarter of 1996, the Company introduced dual active controller arrays for the open systems storage market. RAIDTower II's dual controllers handle data simultaneously (active-active), as opposed to most implementations in which one controller is active while the other sits idle (active-passive), waiting for the other controller to fail. RAIDTower II's dual active controllers accelerate performance because of multiple data paths from the host IOPs. The protection of dual controller redundancy, combined with fast performance, may make RAIDTower II an attractive solution for VLDB users whose business operations demand high performance and high availability of critical information. IPL expects that the product's success in the market will depend upon customer demand for active-active solutions and its ability to expand sales channels in the U.S.


MARKETS

Industry analysts from the International Data Corporation ("IDC") project that the multi-billion dollar open systems storage market will continue to grow for the next several years, at the rate of 20-30% annually. IPL's target customer in this environment is the VLDB user whose storage needs range from 20-30 gigabytes to multiple terabytes of data. Typically, this data is distributed across multiple servers in data warehouse and on-line transaction processing ("OLTP") applications in which data must be available at all times, and data loss is unacceptable. IPL products are designed to address the requirements of these environments.

During 1996, the Company concentrated primarily on UNIX platforms (including Hewlett Packard and Sun business servers), and added windows NT connectivity during the course of the year. UNIX is expected to continue as the primary market in 1997.

SALES AND DISTRIBUTION

The Company's new focus on open systems required adjustment in 1996 to the direct sales force in North America, including some restaffing and significant training of IPL personnel to support users in UNIX multi-server environments. By the end of 1996, the 15 member sales team in North America consisted of 9 sales representatives, 3 inside sales staff supporting the field, and 3 field engineers.

In connection with the Merger Agreement, IPL engaged ANDATACO as a non-exclusive worldwide reseller of IPL's products pursuant to an OEM Agreement dated as of February 25, 1997. Shortly thereafter, IPL discontinued direct sales, which included the termination of its direct sales force. The Company now relies almost exclusively on ANDATACO as the primary distributor of its products. ANDATACO has hired many of the prior IPL employees, as well as certain representatives who had previously left IPL to work with other companies. The OEM Agreement can be terminated by either party on thirty day's notice. If the OEM Agreement is terminated, there can be no assurance that the Company will be able to access alternative distribution channels and may, therefore, confront significant difficulties marketing its products. There also can be no assurance that the Company's relationship with ANDATACO will ultimately prove successful.

In addition to its existing agreements with its STARs in the U.S., during 1996, the Company continued to market its technology, on a limited basis, through independent non-exclusive distributors worldwide. In Europe, these distributors included Decision Systems International (DSI), an affiliate of Ing.C.Olivetti & C.,S.p.A. ("Olivetti"), and GUWA Computer Systems. In Asia, these distributors included Kanamatsu Electric LTD (KEL). The Company's international distributors remained focused on the IBM AS/400 market during 1996. While some overseas customers are beginning to move toward open systems technology, the pace of adoption overseas is still expected to lag behind the U.S. The Company is not currently attempting to engage new distributors and is relying primarily on its relationship with ANDATACO for growth. The Company expects that its relationship with ANDATACO may improve sales; however there can be no assurance of such improvement or, if its relationship with ANDATACO is unsuccessful or only moderately successful, that the Company could expand sales through other distributors. Overall, the Company continues to have difficulty penetrating markets, both in the U.S. and abroad, and no assurance can be given that the Company's efforts, including the transition out of direct sales, will be able to reverse this trend.

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

All of the Company's sales in 1996 were in U.S. dollars. For additional information regarding the Company's export sales, see Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

BACKLOG

The Company believes that sales backlog is generally not material to its business because the Company usually ships products within 30 days from receipt of orders.

MANUFACTURING AND SUPPLIERS

Manufacture of the Company's disk drive sub-systems and tape drive systems involves the assembly of purchased electro/mechanical components, custom-made printed circuit boards fabricated in accordance with the Company's proprietary designs, storage devices, standard integrated circuits and power supplies. All products manufactured by IPL in this manner are then tested in the Company's quality assurance program.

The Company has and will continue to rely on outside vendors to manufacture certain electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company's reliance on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required products and reduced control over the price, timely delivery, reliability and quality of finished products. The Company does not have any long-term supply agreements with its suppliers. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities, or any other circumstance that could require the Company to seek alternative sources of supply or to manufacture its own electronic components, subassemblies and manufacturing equipment internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and could have a material adverse effect on the Company's business and operating results.

COMPETITION

The computer data storage industry is intensely competitive and is characterized by rapid technological change and constant pricing pressure. IPL competes with a number of companies offering computer data storage, backup and recovery systems. In the open systems storage market, EMC , Data General Corporation, server systems manufacturers and resellers of servers are the major competitors, but the Company believes that to date no dominant suppliers have emerged in the very large database segment of the open systems storage market. Because IPL's systems have to be compatible with the systems of the principal manufacturers of UNIX-based open systems computers and the relational database software programs, IPL's competitive position and operating results may be adversely affected by, among other factors, modifications in the design of such systems or programs, the introduction of new products by such manufacturers or other competitors, reductions in the pricing of storage solutions in these markets, or the implementation of new marketing strategies by any of its principal competitors.

Today IPL focuses less on the AS/400 market than in prior years, but continues to support its AS/400 customers. In this market, competitors include International Business Machines ("IBM") and others. In both the UNIX and AS/400 markets, the company's competitors may have substantially greater financial, product development marketing distribution resources than the Company.

There are several elements of competition in the market for computer storage solutions. Principal among them are product quality and reliability, time to market, price/performance characteristics, service and support, marketing and distribution capability and the ability to deliver products in large volumes. IPL believes that it competes favorably with respect to these elements, except for marketing and distribution capabilities.

PRODUCT WARRANTY AND SERVICE

Disk and tape drive products have a warranty that covers defective material and workmanship during the warranty period. Installation and maintenance service is available to customers through various service providers, including Olivetti North America, a U.S. affiliate of Olivetti, and DecisionOne. Certain of the Company's major distributors also provide similar services. Technical support for these services is provided from the Company's Maynard, Massachusetts, and Brussels, Belgium offices.

RESEARCH AND DEVELOPMENT

IPL's ability to compete successfully depends upon the identification and development of new storage, backup, and recovery solutions for the open systems market. To achieve this goal, the Company's engineering group continuously monitors hardware and software product development.

With the Company's focus on integrated hardware and software solutions, IPL has developed software to further enhance its storage products. This software includes the Centralized Management Systems ("CMS"), which monitors, tunes and services IPL storage in local and distributed environments, and the software component in ParellelBACK. Continued research and development in software is intended to enhance ease of use, maintenance, and functionality of the Company's storage solutions.

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

To the extent that IPL is able to use its proprietary controllers for new subsystems, the Company has been able to develop new products quickly at low expense. However, because the computer industry is subject to rapid technological development, there can be no assurance that IPL will be able to respond in an effective or timely fashion to such changes. Historically, IPL has been able to respond to technological changes introduced to the AS/400 market. In 1996, the Company responded to demand in the open systems market for new dual controller technology by introducing the RAIDTower II. To date, IPL remains one of a limited number of manufacturers delivering dual (active-active) controller subsystems. Despite this early introduction, however, the Company has had limited initial success in marketing this product. The Company expects, subject to the risk factors mentioned herein, that this ability to respond should continue with manufacturers in the open systems business for which the Company currently develops storage and backup technology. These manufacturers include Hewlett Packard, Sun Microsystems and others.


During its fiscal year ended December 31, 1996, the Company incurred costs of $1,439,000 for engineering and product development, compared to $1,317,000 in 1995 and $1,784,000 in 1994. The Company's research and development efforts continue to focus on new products that utilize the Company's engineering expertise in the design of storage products.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

The Company believes that its success in developing new products depends primarily upon the technical competence and creative skills of its personnel rather than on the ownership of copyrights or patents. The Company has no patents on its current products, but in 1995 the Company filed applications for patents in the United States and foreign countries with respect to the ParallelBACK product and another product introduced in 1996. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. There can be no assurance as to the likelihood that pending patents will be issued or that any such patents will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries may provide significantly less patent protection than the United States. No assurances can be given that patents issued to the Company will not be infringed upon or designed around by others.

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

EMPLOYEES

On March 18, 1997, the Company had 61 full-time employees. The Company believes it has a satisfactory relationship with its employees. The success of the Company's operations depends, in part, on the Company's ability to attract and retain experienced technical, sales, marketing and management personnel. Such experienced personnel are in great demand and the Company must compete for their services. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Properties.
        ----------

The Company currently occupies approximately 59,000 square feet of leased office and manufacturing space worldwide, with an average annualized rental cost, net of sub-lease/income, of approximately $370,000 for 1996. Since April 1995, the Company's lease of its facility located in Maynard Massachusetts covers 123,700 square feet of office and manufacturing space for a term extending through March 31, 1998. During 1995, the Company consolidated its activities into approximately 42,000 square feet in the Maynard facility and has offered the remaining space for sublease (See Notes 6 and 12 of

Notes to the Consolidated Financial Statements). In March 1996 the Company subleased an additional 36,700 square feet of its Maynard facility for a term commensurate with the prime lease. In February 1997 the Company subleased an additional 5,425 feet of its Maynard facility with options for a term commensurate with the prime lease. In support of its direct sales program, the Company had 9 regional offices which generally consisted of not more than approximately 1,000 square feet, made available to the Company under occupancy and service agreements with terms ranging between twelve and thirty-six months all of which are expected to be terminated within months in connection with the Company's transition out of Direct Sales in the U.S.

Item 3. Legal Proceedings.
        -----------------

There are no legal proceedings to which the Company is a party, other than routine litigation incidental to the business, none of which is believed to be material.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

The Company's Class A Common Stock is traded on the Nasdaq Stock Market system under the symbol IPLS. The following table reflects, for the period indicated, the high and low sales prices for the Class A Common Stock as reported by Nasdaq.


                                                              Price
                                                              -----
Year                                                 High              Low
----                                                 ----              ---

1996              First Quarter                      5 7/8             2 1/2
                  Second Quarter                     8 1/4             3 1/2
                  Third Quarter                      4 1/4             1 7/8
                  Fourth Quarter                     2 1/2             1 1/4

Year
----

1995              First Quarter                      5 1/2             2
                  Second Quarter                     6 3/4             3 5/8
                  Third Quarter                      7 7/8             5 3/8
                  Fourth Quarter                     6 5/16            2 3/4


On March 12, 1997 the last sale price of the Company's Class A Common Stock was $2.313, and there were approximately 280 record holders and more than 2400 beneficial holders of the Company's Class A Common Stock.

The Company has never paid a cash dividend on its Class A Common Stock and it is currently anticipated that cash dividends will not be paid to holders of Class A Common Stock in the foreseeable future.


Item 6. Selected Financial Data.
        -----------------------
                                                        1996           1995          1994          1993          1992
                                                        ----           ----          ----          ----          ----
Five-year Financial Summary   Revenues             $   17,064     $   24,764    $   29,949    $   39,721    $   53,572
Dollars in thousands
 (except per share amounts)   Net income (loss)    $   (2,142)    $   (3,464)   $  (15,046)   $   (2,451)   $    3,053


                              Net income (loss)
                              per share            $    (0.38)    $    (0.63)   $    (2.80)   $    (0.47)   $     0.56


                              Weighted average
                              common shares
                              outstanding           5,617,926      5,469,177     5,381,519     5,235,964     5,435,649

                              Working capital      $    4,921     $    6,195    $    8,285    $   21,549    $   25,935


                              Total assets         $   10,614     $   13,742    $   18,764    $   37,757    $   39,355

                              Long-term debt       $       --     $       --    $       --    $       --    $       --


                              Shareholder's
                              equity               $    6,550     $    8,543    $   11,352    $   26,398    $   28,399

                              Current ratio             2.2:1          2.2:1         2.1:1         2.9:1         3.4:1



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The discussion contained in this item may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." Filed as Exhibit 99.1 to this report which is incorporated by reference into this report . Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The Company and ANDATACO entered into a definitive agreement dated as of February 28, 1997 to merge the two companies. See Item 1, "Business - General" above. IPL management believes that a successful merger would allow the Company to obtain greater penetration into the rapidly expanding open systems storage market and provide a broader revenue base to enable the Company access to additional capital resources and reduction in overhead costs as a percentage of revenues. In the absence of such a merger, management believes, based on its cash flow estimates, that overhead cost burdens could be reduced in order to provide a break-even cash flow and permit the Company's continuance as a going concern only if recent revenue levels increased. Absent the Merger or an alternative third-party channel of distribution, through ANDATACO or otherwise, management does not believe that the Company will be able to achieve any such increase in revenue.

The Company's net loss for 1996 was $2,142,000, or $0.38 per share, compared with a net loss of $3,464,000, or $0.63 per share in 1995. The lower net loss in 1996 resulted from higher gross margins from the sale of open systems products, as well as reduced expenses. The Company has experienced increased expenses in 1997 in connection with the Merger Agreement. The Company has discontinued direct sales. In the foreseeable future, the Company intends to sell almost exclusively pursuant to arrangements with ANDATACO. See Item 1 above. The pace of early sales under the Company's new marketing approach have been disappointing and there can be no assurance that sales will ultimately improve. Furthermore, the Company's reliance on one primary distributor is inherently risky.

RESULTS OF OPERATIONS 1995 COMPARED WITH 1994
---------------------------------------------

Revenues in 1996 were $17,064,000 compared with $24,764,000 in 1995. This 31%
decrease in revenue compared to a year ago is the result of several factors, including continued competitive pressures; changes in the business priorities of the Company's major European distributors; the departure of several U.S. sales representatives employed by IPL and the delay in releasing certain strategic new technology. Total open systems products sales grew from 26% of total product revenue in 1995 to 54% in 1996. Total U.S. sales were 73% and international sales were 27% in 1996 compared with 66% and 34%, respectively, for 1995. Disk revenue was 75% of total revenue in 1996 and 77% in 1995 respectively.

Gross margins were 44% in 1996 compared with 38% in 1995. The improvement is the result of reduced costs, increased gross margins on U.S. open systems product sales, and higher extended warranty revenues as well as partial recoveries of a doubtful accounts receivable that was reserved in an earlier period which totalled $1,550,000 in 1996 and $1,767,000 in 1995. Selling, general and administrative expenses decreased approximately 26% to $8,501,000 in 1996 compared with $11,436,000 in 1995. This $2,935,000 decrease is primarily due to IPL employing fewer sales representatives and ongoing expense control as well as the reduction in revenue.

Engineering and development expenses were $1,439,000 in 1996 compared with $1,317,000 in 1995. These additional expenses permitted the Company to develop new storage backup and disaster recovery solutions for the database segment of the UNIX market. On October 3, 1996, the Company announced the RAIDTower II storage system with dual active technology.

Restructuring expenses were increased $497,000 in 1995 to cover the entire occupancy cost for unused space for the balance of the lease term of the Company's Maynard facility. In 1994, the Company recorded a $1,971,000 restructuring charge in connection with substantially reducing the scale of its operations, and refocused on product development and sales efforts on the open systems market.

The 1994 restructuring expense was reduced by $100,000 in the first quarter of 1996, when the Company sublet a portion of the unused space in its Maynard facility. The occupancy cost associated with this space had been previously expensed in the third quarter of 1995 when restructuring expenses increased $497,000 to cover the entire occupancy cost for unused space for the balance of the lease term of the Company's Maynard facility. In the fourth quarter of 1994, the Company had recorded a $1,971,000 restructuring charge when it had reduced the scale of its operation and refocused on product development and sales efforts in the open systems market.

Other income decreased to $123,000 in 1996 from $274,000 in 1995 primarily due to lower average cash balances during 1996.

The Company had no federal tax liability in 1996. The Company fully utilized its benefit from the net operating loss carryback in 1994. There are approximately $14,000,000 of federal and $26,000,000 of state tax loss carryforwards available through 2011 and 2001, respectively. The Company's ability to use these losses will be subject to certain annual limitations as a result of the change in control if the proposed Merger is consummated. See Note 5 to the Notes to Consolidated Financial Statements.

In 1996 the Company had a net loss of $2,142,000, or $ 0.38 per share, compared with the 1995 net loss of $3,464,000, or $0.63 per share.

1995 COMPARED WITH 1994

In 1995, the Company's revenues were $24,764,000 compared to $29,949,000 in 1994. This decline was primarily due to a significant reduction in purchases made by the Company's European distributors who have been slow to transition to the open systems technology. Continued competitive pressures and changes in the business priorities of the Company's major European distributors contributed to the decline in European sales. U.S. and non-European revenues were approximately the same for 1995 and 1994. Open systems product sales represented 26% of total product revenue in 1995 compared to 2% in 1994. Disk revenue was 77% of total revenue in 1995 and 75% in 1994.

Gross margins were 38% in 1995 compared with 10% in 1994. The increase in margins of approximately 280% was due to reduced costs, the transition from the AS/400 market to the open systems market, and a partial recovery of a doubtful accounts receivable in 1995 which had been fully reserved in 1994. The 1994 gross margin was reduced by $4,600,000 relating to provisions for bad debts and excess and obsolete inventory reserves.

Selling, general and administrative expenses decreased approximately 27% in 1995 from 1994. This was primarily due to reengineering of the Company's operations and ongoing expense control.

Engineering and development expenses decreased approximately 26% in 1995 compared with 1994 as a result of lower costs associated with the development of open systems products.

Total other income decreased from $274,000 in 1995 to $288,000 in 1994 primarily due to lower average cash balance during 1995.

There was no federal tax liability in 1995. The Company fully utilized its benefit from the net operating loss carryback in 1994. The effective tax benefit rate in 1994 was 7.2%

In 1995 the Company had a net loss of $3,464,000 or $0.63 per share, compared with the 1994 net loss of $15,046,000 or $2.80 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents as of December 31, 1996 were $2,274,000 compared with $3,595,000 at December 31, 1995. Accounts receivable decreased 41% from $4,019,000 at December 31, 1995 to $2,391,000 at December 31, 1996. This
decrease was the result of the reduction in revenue. Inventories increased 15% to $3,891,000 at December 31, 1996 from $3,375,000 at December 31, 1995, due primarily
to the new RAIDTower II product and also maintaining RAIDTower I product in anticipation of higher revenue in the fourth quarter of 1996. Accounts payable and accrued expenses decreased $1,135,000 primarily due to reduced purchasing requirements and operating expenses.

As of December 31, 1996, IPL had working capital of $4,921,000, a decrease of $1,274,000, or approximately 21%, from $6,195,000 as of December 31, 1995.
IPL's current ratio remained stable at about 2.2:1 as of the end of both years. In the year ended December 31, 1996, IPL used $1,159,000 in cash to fund the losses of its operating activities. If IPL's operating activities continue to generate losses and use IPL's remaining cash, IPL will need to either liquidate assets or seek outside sources of financing, which, if available at all, may not be available on reasonable terms. IPL's management does not anticipate any such needs if both (i) its OEM Agreement with ANDATACO produces cash receipts anticipated by Company management and (ii) the Merger is consummated by the end of May. If the Merger is delayed or terminated or if projected cash receipts from the arrangements with ANDATACO are less than management projects, IPL will need to attempt to access outside sources of capital. There can be no assurance, however, that such outside sources of capital will be available.
                                       14

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

See Item 14 for Financial Statement filed as part of this Form 10-K.

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 1995 and 1994 (dollars in thousands, except per share amounts) is as follows:


1996 - Three Months Ended                   March 31            June 30            Sept. 30            Dec. 31

----------------------------------------------------------------------------------------------------------------

Revenue                                     $ 7,101            $ 4,464             $ 3,077            $ 2,422

Net income (loss)                               230              ( 581)              ( 796)             ( 996)

Net income (loss) per common share              .04             ( 0.10)             ( 0.14)            ( 0.18)




1995 - Three Months Ended                   March 31            June 30            Sept. 30            Dec. 31

----------------------------------------------------------------------------------------------------------------

Revenue                                     $ 6,517            $ 6,707             $ 4,524            $ 7,016

Net loss                                      ( 785)             ( 389)            ( 1,910)             ( 380)

Net loss per common share                    ( 0.15)            ( 0.07)             ( 0.35)            ( 0.07)





Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Election of Directors", "Executive Officers" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934".

Item 11. Executive Compensation.
         ----------------------

The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation" and "Election of Directors -- Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Share Ownership".

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required to be reported hereunder is incorporated by reference to the information reported in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Certain Transactions" and Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------

                                                                    Page Number
                                                                    -----------
(a) (1) The following report and financial statements of IPL Systems, Inc. are filed as part of this Form 10-K:


         Independent Auditors' Report                                   23

         Consolidated Balance Sheets - December 31, 1996 and 1995       24

         Consolidated Statements of Operations - Years Ended
         December 31, 1996, 1995 and 1994                               25

         Consolidated Statements of Stockholders' Equity --
         Years Ended December 31, 1996, 1995, and 1994                  26

         Consolidated Statements of Cash Flows --
         Years Ended December 31, 1996,
         1995 and 1994                                                  27

         Notes to Consolidated Financial Statements                     28

(a) (2) The following report and financial schedule of IPL Systems, Inc. are filed as part of the Form 10-K:

         Schedule VIII -- Valuation of Qualifying
         Accounts                                                       38

         Independent Auditors' Consent and Report on
         Schedule                                                       76

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) The following exhibits are filed as part of this Form 10-K:

Exhibit
Number        Exhibit
------        -------
2.1           Agreement and Plan of Merger and Reorganization dated as of
              February 28, 1997, by and among the Company, IPL Acquisition
              Corp., ANDATACO and W. David Sykes, filed Exhibit 2.1 to the
              Company's Current Report on Form 8-K dated as of February 28, 1997 and incorporated herein by reference.

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

10.1 Stockholder Agreement dated as of April 25, 1980, as amended, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 2-71414) "1981 Registration Statement") and incorporated herein by reference.

10.2 Second Amendment to Stockholder Agreement dated as of May 24, 1989, filed as Exhibit 10.3. to the Company's Registration Statement on Form S-1 (File No. 33-40454) (the "1991 Registration Statement") and incorporated herein by reference.

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

10.7          1991/1993 Consolidated Equity Incentive Plan, filed as Exhibit
              10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.

10.8 Consulting Agreement dated as of January 1, 1995 between the Company and Firecracker Technology Corp., filed as Exhibit 10.8 to the 1994 Form 10-K and incorporated herein by reference.

10.9 Employment Agreement with Ronald J. Gellert dated as of December 4, 1995 between the Company and Ronald J. Gellert, filed as
              Exhibit 10.9 to the
              Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K") and incorporated herein by reference.

10.10 Stock Option Agreement dated as of December 4, 1995 between the Company and Ronald J. Gellert, filed as Exhibit 10.10 to the 1995 Form 10-K and incorporated herein by reference to the 1995 Form 10-K and incorporated herein by reference.

10.11         1996 Consolidated Equity Incentive Plan, filed herewith as
              Exhibit 10.11.

10.12 Consulting Agreement dated as of October 1, 1996 between the Company and Cornelius P. McMullan, filed herewith as Exhibit 10.12.

10.13 Consulting Agreement dated as of October 1, 1996 between the Company and Harris Ravine, filed herewith as Exhibit 10.13.

10.14 Consulting Agreement dated as of January 1, 1997 between the Company and BI Capital, Ltd., filed herewith as Exhibit 10.14.

10.15 Form of Consulting Agreement dated as of March 1, 1997 between the Company and Harris Ravine, filed herewith as Exhibit 10.15.

10.16 OEM Agreement dated as of February 25, 1997 between the Company and ANDATACO, filed herewith as Exhibit 10.16.

11            Computation of Net Income per Common Share, filed herewith as
              Exhibit 11.

21.1 List of subsidiaries, filed as Exhibit 22 to the 1991 Registration Statement and incorporated herein by reference.

23. Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, filed herewith as Exhibit 23.

99.1 Important Factors Regarding Future Results of IPL Systems, Inc., filed herewith as Exhibit 99.1.

              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.3 and 10.5 through 10.15 to this Form 10-K are management contracts or compensatory plan arrangements.

                  Reports on Form 8-K
                  -------------------

There were no reports on Form 8-K filed for the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, IPL Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPL SYSTEMS, INC.


By: /s/ Ronald J.  Gellert
   -----------------------
   Ronald J. Gellert
   President and Chief Executive Officer
   March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                      Date
---------                          -----                                       ----
  /s/ Ronald J. Gellert
-----------------------------       President, Chief Executive                  March 26, 1997
  Ronald J. Gellert                 Officer and Director (Principal
                                    Executive Officer)

  /s/ Eugene F. Tallone
-----------------------------       Vice President - Finance, Chief             March 26, 1997
  Eugene F. Tallone                 Financial Officer and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

  /s/ Stephen J. Ippolito
-----------------------------       Director                                    March 26, 1997
  Stephen J. Ippolito

  /s/ Cornelius P. McMullan
-----------------------------       Director                                    March 26, 1997
  Cornelius P. McMullan

  /s/ Harris Ravine
-----------------------------       Director                                    March 26, 1997
  Harris Ravine

                                       20

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of
  IPL Systems, Inc.
Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of IPL Systems, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPL Systems, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from operations and past and anticipated cash flow deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, the Company has signed a Definitive Agreement of Merger and Reorganization dated as of February 28, 1997 with anDATAco and taken certain other related actions.


Boston, Massachusetts
February 21, 1997
 (Except for Note 14, for which the date is March 7, 1997)

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                 1996              1995

CURRENT ASSETS:

  Cash and equivalents                                                            $  2,274,080      $  3,595,268
  Accounts receivable - trade (net of allowance
    for doubtful accounts of $353,000 and $2,111,000)                                2,391,330         4,018,511
  Inventories                                                                        3,891,466         3,375,652
  Prepaid expenses and other current assets                                            428,289           404,564
                                                                                   -----------      ------------

           Total current assets                                                      8,985,165        11,393,995
                                                                                   -----------      ------------
EQUIPMENT, FIXTURES AND
  LEASEHOLD IMPROVEMENTS:
    Manufacturing equipment                                                          4,931,807         4,883,499
    Office equipment and fixtures                                                    2,190,977         2,319,517
    Customer support equipment                                                       3,103,577         3,500,011
    Leasehold improvements                                                           1,338,598         1,334,788
                                                                                   -----------      ------------
                                                                                    11,564,959        12,037,815
    Less accumulated depreciation and
      amortization                                                                   9,935,858         9,689,630
                                                                                   -----------      ------------
                                                                                     1,629,101         2,348,185


                                                                                  $ 10,614,266      $ 13,742,180
                                                                                  ============      ============



 LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                              1996              1995

 CURRENT LIABILITIES:
   Trade accounts payable                                                         $  3,188,660      $  3,583,605
   Accrued payroll expenses                                                            391,554           827,026
   Accrued restructuring expenses                                                      291,773           594,782
   Other accrued expenses                                                              192,307           193,959
                                                                                  ------------      ------------
            Total current liabilities                                             $  4,064,294      $  5,199,372
                                                                                  ------------      ------------
 STOCKHOLDERS' EQUITY:
   Class A common stock, $.01 par value -
     authorized, 20,000,000 shares; issued
     and outstanding, 5,633,819 shares and
     5,200,590  shares at December 31, 1996
     and 1995, respectively                                                             56,338            52,006
   Class C common stock, $.01 par value -
     authorized, 2,250,000 shares; issued and
     outstanding, 386,929 shares at
     December 31, 1995                                                                       -             3,869
   Additional paid-in capital                                                       17,378,568        17,230,023
   Deficit                                                                         (10,884,934)       (8,743,090)
                                                                                  ------------      ------------
            Total stockholders' equity                                               6,549,972         8,542,808
                                                                                  ------------      ------------
                                                                                  $ 10,614,266      $ 13,742,180
                                                                                  ============      ============



See notes to consolidated financial statements.

IPL SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------------------------------------------------------


                                                                               1996            1995             1994

REVENUES:
  Product                                                                  $14,593,901     $22,952,315    $ 27,511,453
  Service                                                                    2,470,531       1,811,500       2,437,072
                                                                           -----------     -----------    ------------
                                                                            17,064,432      24,763,815      29,948,525
                                                                           -----------     -----------    ------------
COSTS AND EXPENSES:
  Cost of sales                                                              9,488,716      15,251,668      26,938,094
  Selling, general and administrative expenses                               8,501,768      11,436,222      15,759,705
  Engineering and development                                                1,438,936       1,317,299       1,784,113
  Restructuring expenses (income)                                             (100,000)        496,880       1,970,587
                                                                           -----------     -----------     -----------
                                                                            19,329,420      28,502,069      46,452,499
                                                                           -----------     -----------     -----------
OPERATING LOSS                                                              (2,264,988)     (3,738,254)    (16,503,974)

OTHER INCOME:
  Interest                                                                     118,922         199,568         162,857
  Other, net                                                                     4,222          74,923         124,906
                                                                           -----------     -----------     -----------
LOSS BEFORE INCOME TAX BENEFIT                                              (2,141,844)     (3,463,763)    (16,216,211)

INCOME TAX BENEFIT - Federal                                                         -               -      (1,170,000)

NET LOSS                                                                   $(2,141,844)    $(3,463,763)   $(15,046,211)
                                                                           ===========     ===========    ============

NET LOSS PER COMMON AND COMMON EQUIVALENT
  SHARE                                                                    $     (0.38)    $     (0.63)   $      (2.80)
                                                                           ===========     ===========    ============
COMMON AND COMMON EQUIVALENT SHARES USED IN
  CALCULATION OF NET LOSS PER SHARE                                          5,617,926       5,469,177       5,381,519
                                                                           ===========     ===========    ============


See notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------------

                                                                 Common Stock
                                              ------------------------------------------------
                                                  Class A (Voting)          Class C (Voting)        Additional     Retained
                                              ------------------------    --------------------       Paid-in       Earnings
                                                Shares       Amount       Shares      Amount         Capital       (Deficit)

BALANCE, JANUARY 1, 1994                      4,501,776     $45,018       879,743     $ 8,797    $16,577,458   $  9,766,884

  Net loss for the year                              --          --            --          --             --    (15,046,211)
                                              ---------     -------      --------     -------    -----------   ------------

BALANCE, DECEMBER 31, 1994                    4,501,776      45,018       879,743       8,797     16,577,458     (5,279,327)

  Net loss for the year                              --          --            --          --             --     (3,463,763)

  Exercise of stock options                     206,000       2,060            --          --        652,565             --

  Conversion of Class C to Class A stock        492,814       4,928      (492,814)     (4,928)            --             --
                                              ---------     -------      --------     -------    -----------   ------------

BALANCE, DECEMBER 31, 1995                    5,200,590      52,006       386,929       3,869     17,230,023     (8,743,090)

  Net loss for the year                              --          --            --          --             --     (2,141,844)

  Exercise of stock options                      46,300         463            --          --        122,517             --

  Consultant's stock option compensation             --          --            --          --         26,028             --

  Conversion of Class C to Class A stock        386,929       3,869      (386,929)     (3,869)            --             --
                                              ---------     -------      --------     -------    -----------   ------------

BALANCE, DECEMBER 31, 1996                    5,633,819     $56,338            --     $    --    $17,378,568   $(10,884,934)
                                              =========     =======      ========     =======    ===========   ============


                                                  Total

BALANCE, JANUARY 1, 1994                      $ 26,398,157

  Net loss for the year                        (15,046,211)
                                              ------------

BALANCE, DECEMBER 31, 1994                      11,351,946

  Net loss for the year                         (3,463,763)

  Exercise of stock options                        654,625

  Conversion of Class C to Class A stock                --
                                              ------------

BALANCE, DECEMBER 31, 1995                       8,542,808

  Net loss for the year                         (2,141,844)

  Exercise of stock options                        122,980

  Consultant's stock option compensation            26,028

  Conversion of Class C to Class A stock                --
                                              ------------

BALANCE, DECEMBER 31, 1996                    $  6,549,972
                                              ============

See notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------

                                                                                   1996              1995                  1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(2,141,844)       $(3,463,763)         $(15,046,211)

  Adjustments to reconcile net loss to net cash
 (used for) provided by operating
    activities:
      Depreciation and amortization                                               976,561          1,213,005             2,614,596
      Loss on the sale of equipment and fixtures                                   27,479             27,072                46,223
      Consultant's stock option compensation                                       26,028                -                     -
      Noncash restructuring expenses                                                  -                  -               1,185,790
      Bad debt expense (recoveries)                                              (432,535)        (1,374,995)            3,173,526
      Inventory reserves                                                          409,473         (1,422,474)            1,382,055
      Changes in assets and liabilities:
        Accounts receivable - trade                                             2,059,716          5,971,339             6,279,971
        Inventories                                                              (925,287)         1,107,188             3,436,420
        Prepaid expenses and other current assets                                 (23,725)           (46,599)              177,095
        Refundable income taxes                                                       -            1,425,000               475,000
        Deferred income taxes                                                         -                  -                 395,000
        Trade accounts payable and accrued payroll expenses                      (832,069)        (2,248,464)           (4,506,131)
        Accrued restructuring expenses                                           (303,009)            35,496               559,286
                                                                              -----------        -----------          ------------
            Total adjustments                                                     982,632          4,686,568            15,218,831

            Net cash  (used for) provided by operating
               activities                                                      (1,159,212)         1,222,805               172,620
                                                                              -----------        -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment, fixtures and leasehold
     improvements                                                                (298,895)          (568,488)           (2,064,398)
  Proceeds from sale of equipment and fixtures                                     13,939              47,514                  -
                                                                              -----------        ------------         ------------

            Cash used for investing activities                                   (284,956)           (520,974)          (2,064,398)
                                                                              -----------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Exercise of stock options                                                       122,980             654,625                  -
                                                                              -----------        ------------         ------------

CASH AND EQUIVALENTS:
  Net (decrease) increase                                                      (1,321,188)          1,356,456           (1,891,778)
  Balance, beginning of year                                                    3,595,268           2,238,812            4,130,590
                                                                              -----------        ------------        -------------

  Balance, end of year                                                        $ 2,274,080        $  3,595,268        $   2,238,812
                                                                              ===========        ============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Income taxes paid                                             $    53,000        $        -          $      23,000
                                                                              ===========        ============        =============


See notes to consolidated financial statements.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

1.   INDUSTRY

     IPL Systems, Inc. (the "Company"), founded in 1973, provides open architecture database storage solutions for multi-host computer environments. The Company supplies its products through direct, indirect and Original Equipment Manufacturer ("OEM") sales and service channels throughout the world.

2.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1996, 1995 and 1994, the Company incurred net losses of $2,141,844, $3,463,763 and $15,046,211, respectively, and net cash used for operating activities totaled $1,159,212 in 1996. In addition, the Company anticipates, absent corrective actions, a cash flow deficiency during 1997. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern within the next year is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and/or to obtain additional financing as may be required. In the long-term, its success is dependent ultimately on the attainment of successful operational results.

     Management believes that a successful merger, as discussed in Note 14, will allow the Company to realize certain cost savings, further penetrate the rapidly expanding open architecture storage market and provide sufficient working capital to sustain operations through 1997. In the absence of such a merger, management believes, based on its cash flow estimates, that overhead cost burdens could be reduced in order to provide a break-even cash flow and result in the Company's continuance as a going concern only if revenue levels are substantially increased over current levels. If revenue levels do not increase, the Company would likely be forced to either liquidate assets or seek outside sources of financing, which, if available at all, may not be available on reasonable terms.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In 1996 and 1995, the allowance for doubtful accounts was reduced by $1,758,000 and $1,557,000, respectively, principally as a result of partial collection of previously reserved balances.

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

     At December 31, 1996, the Company was in the process of a product transition. Inventory levels at that time reflect raw materials, work-in-process, and finished goods relating to new and existing products. Management has developed a program to reduce inventory to desired levels over the near term and believes no loss will be incurred on its disposition.

     EQUIPMENT, FIXTURES AND LEASEHOLD IMPROVEMENTS - Maintenance, repairs and minor renewals are charged to operations as incurred. Depreciation of equipment and fixtures is computed by the straight-line method over the estimated useful lives of the assets which range between two and seven years. Leasehold improvements are amortized over the term of the lease or the useful lives of the assets, whichever is shorter. Customer support inventory is valued at cost when available for service and is amortized over a four-year period using the straight-line method. The Company continually reviews its equipment, fixtures and leasehold improvements to determine that the carrying values have not been impaired.

     STOCK-BASED COMPENSATION - Effective January 1, 1995, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that the fair values of stock-based compensation to employees and non-employees be either disclosed or reported in the consolidated financial statements. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic value method. Compensation expense associated with awards to non-employees is measured using a fair value method. The effect of adopting SFAS No. 123 for the year ended December 31, 1996 was to increase net loss by $26,028.

     REVENUE RECOGNITION - Product and parts sales are recorded when shipped under the terms of firm purchase contracts. Service revenue includes parts sales, warranty, extended warranty and repairs charges. Warranty and extended warranty revenue for contracts for which the liability for on-site service and component replacement have been transferred to or assumed by third parties are recognized at time of sale together with the associated costs. For those contracts which the Company is liable for any portion of on-site service or component replacement, the Company recognizes that portion of the warranty and extended warranty income and expense ratably over the contract period.

     INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Deferred taxes are based on the difference between the financial statement and tax bases of assets and liabilities, and the deferred tax expense or credit represents the change in the deferred tax asset or liability balance.

     LOSS PER SHARE - Loss per common and common equivalent share is computed based on the weighted average number of shares outstanding and the dilutive effect (when applicable) of common share equivalents based on the treasury stock method. Common share equivalents are not included in loss periods as the effect is anti-dilutive.

     RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

4.   INVENTORIES

     Inventories consist of the following at December 31:


                                                 1996              1995

     Raw materials                       $  1,764,001      $  1,460,423
     Work-in-process                          976,978           651,245
     Finished goods                         1,150,487         1,263,984
                                         ------------      ------------

                                         $  3,891,466      $  3,375,652
                                         ============      ============


5.   INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended December 31:

                                                  1996               1995             1994


     Current - federal                        $      -         $       -       $(1,565,000)

     Deferred:
      Federal                                  (711,000)         (974,000)      (4,255,000)
      State                                    (101,000)         (305,000)      (1,125,000)
      Change in valuation allowance             812,000         1,279,000        5,775,000
                                              ---------        ----------      -----------
                                              $      -         $       -       $(1,170,000)
                                              =========        ==========      ===========



      The following is a reconciliation between the actual income tax benefit and income taxes computed by applying the statutory federal income tax rate to loss before income tax benefit for the years ended December 31:


                                        1996       1995        1994

U.S. federal statutory rate            (35.0)%    (35.0)%     (35.0)%
Change in valuation allowance           37.9       36.9        35.6
Benefit of prior year tax credits          -          -        (5.3)
Other, net                              (2.9)      (1.9)       (2.5)
                                       -----      -----        ----

                                         0.0 %      0.0 %      (7.2)%
                                        ====      =====        ====

     The tax effects of significant items comprising the Company's deferred tax assets as of December 31 are as follows:

                                                         1996              1995
Reserves and accruals not currently deductible:
  Accounts receivable                              $  141,000       $   865,000
  Inventory                                           409,000           238,000
  Warranty                                            352,000           294,000
  Compensation                                         41,000            56,000
  Restructuring                                       117,000           238,000
  Other                                                 1,000           131,000
                                                   ----------       -----------
                                                    1,061,000         1,822,000

Depreciation                                          258,000           467,000
Loss carryforward amounts                           6,063,000         4,280,000
Tax credits                                           944,000           945,000
                                                   ----------       -----------

                                                    8,326,000         7,514,000
Valuation allowance                                (8,326,000)       (7,514,000)
                                                   ----------       -----------

                                                   $      -         $       -
                                                   ==========       ===========


     The Company has approximately $13,652,000 in net federal operating loss carryforwards which expire through 2011, and approximately $25,703,000 in state operating loss carryforwards which expire through 2001. The ability of the Company to utilize these loss carryforward amounts will be limited in the event of a change in control, as defined by the Internal Revenue Code. The change in the valuation allowance represents the amount required to fully reserve against the recorded deferred tax assets, due to uncertainty about their future realization.

6.   LEASE COMMITMENT AND RENT EXPENSE

     The Company leases manufacturing and office facilities under a lease which expires in 1998 and leases office space at various U.S. locations and in Belgium under leases which expire through 1997. The following is a schedule by years of future rental payments, net of related sublease income, required under these leases:

       1997                                              $278,682
       1998                                                68,551

      Rental expense, net of sublease income, amounted to approximately $370,000, $493,000 and $564,000 in 1996, 1995 and 1994, respectively.

7.   CLASS C COMMON STOCK

     Class C common stock was convertible into an equal number of shares of Class A common stock at any time at the option of the holder but was required to be converted if the number of shares of Class C common stock outstanding became less than 5% of all shares outstanding. In 1995 and through February 6, 1996, the Class C shares were converted to Class A common stock.

8.   EMPLOYEE STOCK PLANS

     The Consolidated 1991/1993 Equity Incentive Plan (the "1993 Plan") provides for the grant of incentive stock options, nonstatutory stock options and stock appreciation rights to key employees and consultants, subject to terms and conditions determined by the Company. A total of 650,000 shares of Class A common stock has been reserved for issuance under the 1993 Plan.

     In December 1995, the Company granted an option (the "1995 Plan") with respect to 115,000 shares not covered by the 1993 Plan.

     In 1996, the stockholders approved the Consolidated 1996 Equity Incentive Plan (the "1996 Plan") to provide for grants of incentive stock options to employees and consultants, subject to terms and conditions determined by the Company. Upon approval of the 1996 Plan, the 1995 Plan was consolidated with the 1996 Plan (the "Consolidated 1996 Plan"). A total of 650,000 shares of Class A common stock, which includes the 115,000 shares of the 1995 Plan, has been reserved for issuance under the Consolidated 1996 Plan.

     On December 29, 1994, the Company amended incentive stock options previously granted with respect to an aggregate of 357,000 shares of Class A common stock under the 1993 Plan, whereby options were repriced to market value on that date. There was no financial statement impact as a result of this change.

     Under the 1993 Director Stock Option Plan (the "Director Plan"), directors who are not employees of the Company are granted initial options of 10,000 shares of Class A common stock, which are exercisable over five years, subject to continued service as a director. A total of 75,000 shares of Class A common stock has been reserved for issuance under the Director Plan.

      The following table presents activity under the:


                                                               1993 AND
                                                        1996 CONSOLIDATED PLANS                            DIRECTOR PLAN
                                             --------------------------------------------   ---------------------------------------
                                                               WEIGHTED      WEIGHTED                      WEIGHTED       WEIGHTED
                                                                AVERAGE      AVERAGE                       AVERAGE        AVERAGE
                                              NUMBER           EXERCISE        FAIR          NUMBER        EXERCISE         FAIR
                                            OF OPTIONS          PRICE         VALUE        OF OPTIONS        PRICE         VALUE


Outstanding, January 1, 1994                 590,500            $7.46                         20,000         $9.25

  Granted                                    570,000             2.90                          4,000          7.25
  Exercised                                      -               -                                -             -
  Terminated                                (520,500)            7.58                             -             -
                                             -------                                         -------

Outstanding, December 31, 1994               640,000             3.84                         24,000          8.92

  Granted                                    209,500             3.38         $1.79           20,000          4.44         $2.35
  Exercised                                 (206,000)            3.18                              -            -
  Terminated                                (121,200)            7.62                        (12,000)         8.92
                                             -------                                         -------
Outstanding, December 31, 1995               522,300             3.04                         32,000          6.12

  Granted                                    243,500             2.40          1.08           12,000         14.54          3.27
  Exercised                                  (46,300)            2.66                             -             -
  Terminated                                (143,900)            3.48                         (7,200)         8.92
                                             -------                                         -------

Outstanding, December 31, 1996               575,600             2.69                         36,800          8.32
                                             =======                                         =======

Exerciseable, December 31, 1996              176,800                                          16,800
                                             =======                                         =======

Exerciseable, December 31, 1995              139,400                                           4,400
                                             =======                                         =======


     The following table sets forth information regarding options outstanding at December 31, 1996 under the 1993 and 1996 Consolidated Plans:


                                                                                                     Weighted
                                                                                                      Average
                                                                     Weighted    Weighted            Exercise
                                    Range Of           Number         Average     Average           Price For
                                    Exercise          Currently      Exercise    Remaining          Currently
   Number Of Options                 Prices          Exercisable       Price     Life (Years)     Exercisable
     418,100                      $2.00 -  3.00          143,500       $2.40         6.7              $2.29
     153,500                       3.25 -  4.88           31,300        3.31         9.0               3.04
       4,000                           8.75                2,000        8.75         6.6               8.75



     The following table sets forth information regarding options outstanding at December 31, 1996 under the Director Plan:

                                                                                                     Weighted
                                                                                                      Average
                                                                     Weighted    Weighted            Exercise
                                  Range Of             Number         Average     Average             Price
                                  Exercise            Currently      Exercise    Remaining          Currently
   Number Of Options               Prices            Exercisable       Price     Life (Years)     Exercisable

     10,000                       $    3.25               2,000        $ 3.25         8.9             $ 3.25
     10,000                            5.63               2,000          5.63         8.4               5.63
     16,800                        7.25 - 20.50          12,800         12.94         6.6              14.09



     The fair value of options on their grant date under all stock option plans was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                             1996         1995

Risk-free interest rate                                     6.01%         6.01%
Expected life of option grants                          1-5 years     1-5 years
Expected volatility of underlying stock                       80%           80%
Expected dividend payment rate, as a percentage of the
  stock price on the date of grant                             -             -
Expected terminations                                         50%           50%



     The option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted to employees are not tradeable with contractual lives of up to ten years and graded vesting up to five years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

     As described in Note 3, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. During 1996, the Company granted options to purchase 50,000 shares of Class A common stock under the 1996 Consolidated Plan to certain Directors acting as non-employee consultants. The compensation expense relating to those options, as valued using the fair value method, aggregated $26,028 and is included in net loss for the year ended December 31, 1996. Had the Company used the fair value method for all options to measure compensation, reported net income and earnings per share would have been as follows:


                                      1996               1995

Net loss:
  As reported                  $  (2,141,844)     $  (3,463,763)
  Pro forma                       (2,275,376)        (3,674,539)

Net loss per common share:
  As reported                     (.38)              (.63)
  Pro forma                       (.40)              (.67)


9.   EMPLOYEE BENEFIT PLANS

     Effective December 1, 1991, the Company adopted the IPL Systems, Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum service requirements. The amount of the Company's annual contribution is discretionary. No contributions were made by the Company for the years ended December 31, 1996, 1995 and 1994.

10.  RELATED PARTY

     SALES - The Company has a distribution agreement with certain European affiliates of Olivetti Holding N.V. ("Olivetti"), entered into while Olivetti was the beneficial owner of the issued and outstanding Class C common stock. Sales to these entities, all in Europe, totaled $2,401,000, $3,630,000 and $7,763,000 in 1996, 1995 and 1994, respectively. Related amounts outstanding, included in accounts receivable - trade, totaled $318,000 and $1,147,000 at December 31, 1996 and 1995, respectively.

     PURCHASES - The Company contracts with Olivetti N.A., Inc., a subsidiary of Olivetti, to provide installation and warranty coverage for the majority of the Company's U.S. product sales. Expenses incurred by the Company in connection with this agreement totaled $1,114,000, $1,612,000 and $1,759,000 in 1996, 1995 and 1994, respectively, of which $251,000 is included in trade accounts payable at December 31, 1995.

11.  SALES INFORMATION

     MAJOR CUSTOMERS - The Company had sales to an unaffiliated major customer of approximately $2,796,000 (16% of revenue) in 1996 and $3,675,000 (15% of revenue) to a different unaffiliated customer in 1994.

     EXPORTS - Export sales to unaffiliated customers which are principally in Europe, on materially the same terms as to domestic customers, totaled $2,190,000, $4,741,000 and $6,115,000 in 1996, 1995 and 1994, respectively.

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

     In September 1995, the Company revised its estimates of the costs associated with the Plan and recorded an additional restructuring charge of $496,880 related to the net lease obligation on certain idle facilities.

     In March 1996, the Company changed its estimate of the cost of the Plan and recognized a reduction in future net lease expenses in the amount of $100,000, net of required additional leasehold improvements, following the sublease of certain excess space to an unrelated party.

     Restructuring charges were recorded and payments were made in 1996, 1995 and 1994 as follows:
                                                                1994
                                              -----------------------------------------
                                                                            BALANCE,
                                                                           DECEMBER 31,
                                              INITIAL EXPENSE     PAID        1994
     Excess space:
       Occupancy costs, net                     $  473,652     $  2,269     $471,383
       Write-down of leasehold improvements        850,914           --           --
       Write-down of idle assets                   334,876           --           --
       Severance costs                             311,145      223,242       87,903
                                                ----------     --------     --------

                                                $1,970,587     $225,511     $559,286
                                                ==========     ========     ========

                                                                1995
                                                ---------------------------------------
                                                                             BALANCE
                                                ADDITIONAL                 DECEMBER 31,
                                                  RESERVE        PAID         1995

     Excess space:
       Occupancy costs, net                     $  496,880     $373,481     $594,782
       Severance costs                                  --       87,903           --
                                                ----------     --------     --------

                                                $  496,880     $461,384     $594,782
                                                ==========     ========     ========


                                                                              1996
                                                         --------------------------------------------
                                                                                           BALANCE,
                                                         REDUCTION IN                    DECEMBER 31,
                                                           EXPENSES           PAID          1996
     Excess space - occupancy costs (income), net         $(100,000)        $203,009      $291,773


13.  CONTINGENCIES


     The Company is the subject of various legal proceedings which arose in the normal course of business, the outcome of which management believes will not be material to the Company's consolidated financial position, operations or liquidity.

14.  SUBSEQUENT EVENTS

     The Company entered into a Definitive Agreement of Merger and Reorganization dated as of February 28, 1997, with anDATAco, a California-based, privately held company that designs, manufactures and markets network storage solutions. Under the terms of the agreement, the shareholders of anDATAco will receive approximately three shares for each share of the Company deemed to be outstanding on a fully diluted basis. The merger is subject to various conditions, including approval by the stockholders of the Company and other regulatory and third-party approvals.

     On February 24, 1997, the Company and anDATAco entered into a one-year nonexclusive OEM Agreement, whereby anDATAco will purchase up to $1,500,000 of product from the Company in each of March and April 1997.

     On March 7, 1997, the Company terminated the employment of its direct sales force, many of whom were subsequently employed by anDATAco.


                                   * * * * * *

IPL SYSTEMS, INC.
                                                                   SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1996 (DOLLARS IN THOUSAND)
----------------------------------------------------------------------------------------------------------
                                                                       Charged
                                    Balance at          Charged to     to Other                     Balance
                                     Begining            Cost and      Accounts                     at End
                                    of Period            Expenses      Describe      Write off      Period
Description
-----------

DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

Allowed for doubtful
accounts - sales:

Year ending December 31,1996          2,111             (1,739) (B)    (19) (A)          --            353
Year ended December 31, 1995          3,668             (1,519) (B)    (38) (A)          --          2,111
Year ended December 31, 1994            463              3,165          40  (A)          --          3,668


----------------------------------------------------------------------------------------------------------

(A) Charged against sales for product not returned by year end
(B) Includes partial recovery of a doubtful account receivable totaling $1,767,000 in 1995 and $1,550,000 in 1996