Form 10-K405/A
period 1996-12-31
IPL SYSTEMS INC
filed 1997-04-30
CIK 351810

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A

     [X] Amendment No. 1 to and Restatement of Annual Report pursuant to
         Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

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

                      DOCUMENTS INCORPORATED BY REFEREENCE

                                      None

================================================================================

This Amendment No. 1 to and Restatement of the Annual Report on Form 10-K of IPL Systems, Inc. amends Items 1, 7, 10, 11, 12, 13 and 14 and Exhibits 10.16 and
23.1 and restates the remainder of the Annual Report on Form 10-K of IPL Systems, Inc. filed with the Commission on March 31, 1997.


                                    PART I

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


The discussion contained in this section as well as elsewhere in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." attached hereto as Exhibit 99.1 and incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. See Exhibit 99.1.

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

SALES AND DISTRIBUTION


During 1996, IPL generated $17.1 million in revenue. Over 85% of such revenue was produced from product sales; service revenue accounted for the remainder. In 1996, IPL's revenue from product sales were generated as follows; $8.0 million, or 47% of total revenue, from direct sales; $6.8 million, or 40%, of total revenue from sales under OEM and other distribution agreements.


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


In connection with the Merger Agreement, IPL engaged ANDATACO as a non-exclusive worldwide reseller of IPL's products pursuant to an OEM Agreement dated as of February 25, 1997. Shortly thereafter, IPL discontinued direct sales, which included the termination of its direct sales force. The Company now relies almost exclusively on ANDATACO as the primary distributor of its products. ANDATACO has hired many of the prior IPL employees, as well as certain representatives who had previously left IPL to work with other companies. The OEM Agreement can be terminated by either party on thirty day's notice. If the OEM Agreement is terminated, there can be no assurance that the Company will be able to access alternative distribution channels and may, therefore, confront significant difficulties marketing its products. There also can be no assurance that the Company's OEM arrangement with ANDATACO will ultimately prove successful.



In addition to its existing agreements with its STARs in the U.S., during 1996, the Company continued to market its technology, on a limited basis, through independent non-exclusive distributors worldwide. In Europe, these distributors included Decision Systems International (DSI), an affiliate of Ing.C.Olivetti & C.,S.p.A. ("Olivetti"), and GUWA Computer Systems. In Asia, these distributors included Kanamatsu Electric LTD (KEL). Sales to Olivetti accounted for more than 10% of IPL's total 1996 revenue. The Company's international distributors remained focused on the IBM AS/400 market during 1996. While some overseas customers are beginning to move toward open systems technology, the pace of adoption overseas is still expected to lag behind the U.S. The Company is not currently attempting to engage new distributors and is relying primarily on its relationship with ANDATACO for growth. The Company expects that its relationship with ANDATACO may improve sales; however there can be no assurance of such improvement or, if its relationship with ANDATACO is unsuccessful or only moderately successful, that the Company could expand sales through other distributors. Overall, the Company continues to have difficulty penetrating markets, both in the U.S. and abroad, and no assurance can be given that the Company's efforts, including the transition out of direct sales, will be able to reverse this trend.


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


RESULTS OF OPERATIONS 1996 COMPARED WITH 1995
---------------------------------------------


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





Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------



The following table contains certain information about the current IPL directors.


DIRECTOR'S                     DIRECTOR
NAME                     AGE    SINCE                         PRINCIPAL OCCUPATION DURING LAST FIVE YEARS
----------               ---   --------   ----------------------------------------------------------------------------------------

Ronald J. Gellert....... 50     1995      President, Chief Executive Officer and Director of IPL since December 1995. Previously held various senior management positions with Sequoia Systems, Inc., a computing technology company, since 1987, most recently as Vice President/General Manager, Systems
                                          Business Unit.

Stephen J. Ippolito..... 50     1973      Chairman of the Board of IPL and Chief Engineer since 1985; acting President of IPL from
                                          September to December 1995.

Cornelius P. McMullan... 57     1995      Executive Vice President of VMARK Software, Inc., a software company, responsible for sales since January 1997. Independent technology consultant from January to December
                                          1996. President and Chief Executive Officer of Sequoia Systems, Inc., a computing technology company, from December 1992 to January 1996. Prior to that, Mr. McMullan worked for 13 years at Prime Computer in a number of national and international sales and management positions, most recently as President, Commercial Systems.

Harris Ravine........... 54     1995      Managing Director of BI Capital, Ltd., and Technology Investment Advisor for the Broe
                                          Companies in Denver, Colorado. From 1985 to 1994, Mr. Ravine held senior executive positions with Storage Technology Corporation, most recently as Executive Vice President;
                                          Chief Administrative Officer and Group Officer for midrange and UNIX applications. Mr.
                                          Ravine currently sits on the Boards of Amplicon Financial, Inc., a publicly-held financial services company, and two privately-held technology companies.


Executive Officers

Listed below are the names and ages of all executive officers of IPL as of December 31, 1996 and all positions and offices with IPL held by each such person. Officers are elected annually by the IPL Board and serve until their respective successors are appointed. There is no family relationship among any of the following executive officers nor is there any arrangement or understanding between them and any other person pursuant to which they were to be selected as an executive officer.


NAME                  AGE                        POSITION
----                  ---                        --------
Ronald J. Gellert.... 50     President, Chief Executive Officer, Director
Anita D. Buchanan.... 54     Vice President of Marketing
Stephen J. Ippolito.. 50     Chairman of the Board, Chief Engineer, Director
Eugene F. Tallone.... 57     Vice President of Finance, Treasurer, Chief
                             Financial Officer

Mr. Gellert joined IPL as its President and Chief Executive Officer and as a Director in December 1995. Prior to joining IPL, Mr. Gellert held various senior management positions with Sequoia Systems, Inc., a computing technology company, most recently as Vice President/General Manager, Systems Business Unit.

Ms. Buchanan joined IPL as Director of Corporate Communications and Investor Relations, and was named Vice President of Marketing in October 1995. Prior to joining IPL, Ms. Buchanan was Vice President of Marketing and Software Sales for Selecterm, Inc., an IBM industry remarketer and provider of local area network solutions for IBM systems.

Mr. Ippolito has been Chairman of the Board of IPL and Chief Engineer since 1985 and served as the Acting Chief Executive Officer of IPL from September to December 1995. Mr. Ippolito also served as President of IPL until September 1985 and Treasurer until 1989.

Mr. Tallone joined IPL in August 1989 as Vice President of Finance, Treasurer and Chief Financial Officer. Prior to joining IPL, Mr. Tallone served as Vice President, Treasurer and Chief Financial Officer for Genome Therapeutics Corp., a biotechnology company. Mr. Tallone has previously held senior management positions with Millipore Corporation, G.D. Searle & Co., National Industries and Stewart Warner Corporation.

Item 11. Executive Compensation Tables.
         ------------------------------


The following tables set forth certain compensation information for the individuals who served as the Chief Executive Officer of IPL at any time during 1996 and each of the three other most highly compensated executive officers of IPL who earned at least $100,000 in total annual salary and bonus in 1996.


                           SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                           ANNUAL COMPENSATION                AWARDS
                                                 --------------------------------------    ------------
                                                                           OTHER ANNUAL     SECURITIES     ALL OTHER
NAME AND                                         SALARY         BONUS      COMPENSATION     UNDERLYING   COMPENSATION
PRINCIPAL POSITION                    YEAR         ($)           ($)            ($)         OPTIONS (#)     ($)(1)
-------------------                   ----       ------         -----      ------------     -----------  ------------
Ronald J. Gellert.................... 1996       186,010        47,283        1,715(2)        25,000           448
  President and Chief                 1995(4)     14,231             0            0          115,000            30
  Executive Officer(3)

Anita D. Buchanan.................... 1996       105,808        20,175            0           15,000           284
  Vice President -- Marketing(5)      1995        90,950        13,851            0           15,000           127
                                      1994        90,950        11,045            0            5,000(6)        227

Stephen J. Ippolito.................. 1996       132,673        28,842            0           15,000           337
  Chairman and Chief                  1995       179,509        36,037            0                0           243
  Engineer                            1994       175,000        64,114            0           35,000(6)        430

Eugene F. Tallone.................... 1996       119,911        37,989            0           15,000           311
  Vice President -- Finance and       1995       118,996        65,704            0                0           161
  Chief Financial Officer             1994       111,000        69,871            0           18,000(6)        550

--------------

(1) The reported amounts consist of premiums paid by IPL on behalf of the named executive officers for life insurance benefits.

(2) This amount represents the premium on a personal life insurance policy that IPL paid pursuant to Mr. Gellert's employment contract.

(3) Mr. Gellert has served as President and Chief Executive Officer since joining IPL in December 1995.

(4) Includes compensation for only the portion of 1995 during which Mr. Gellert was employed by IPL. Under the terms of Mr. Gellert's employment agreement, his annual base salary is $185,000.

(5) Ms. Buchanan has served as an executive officer of IPL since October 1995; previously, she had been an employee.

(6) Represents shares subject to options granted in 1993 or earlier which are deemed to have regranted in 1994 due to the repricing to market value at December 29, 1994.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         INDIVIDUAL OPTIONS                           POTENTIAL REALIZABLE
                                     ----------------------------------------------------------          VALUE AT ASSUMED
                                      NUMBER OF                                                       ANNUAL RATES OF STOCK
                                     SECURITIES     % OF TOTAL                                        PRICE APPRECIATION FOR
                                     UNDERLYING   OPTIONS GRANTED    EXERCISE OR                          OPTIONS TERM(1)
                                      OPTIONS       TO EMPLOYEES     BASE PRICE      EXPIRATION      ------------------------
                                     GRANTED(#)    IN FISCAL 1996    ($/SHARES)        DATE(2)       5%($)             10%($)
                                     ----------   ---------------    ----------      ----------      -----             ------
Ronald J. Gellert.................... 25,000           12.9%            $2.50          7/24/02        8,693            31,614
Anita D. Buchanan.................... 15,000            7.8%            $2.50          7/24/02        5,216            18,968
Stephen J. Ippolito.................. 15,000            7.8%            $2.50          7/24/02        5,216            18,968
Eugene F. Tallone.................... 15,000            7.8%            $2.50          7/24/02        5,216            18,968

--------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of IPL Stock. No gain to the optionees is possible without an increase in price of IPL Stock, which will benefit all shareholders proportionately. In order to realize the potential values set forth in the 5% and 10% columns of this table, the per share price of IPL Stock would have to be approximately 14% and 50% above the exercise price, or approximately $2.85 and $3.76 for options with a $2.50 exercise price.

(2) These dates reflect the sixth anniversary of the date of grant.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES
                                                                            NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                                OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS
                                     SHARES ACQUIRED           VALUE          FISCAL YEAR/END (#)   AT FISCAL YEAR-END ($)(1)
                                        ON EXERCISE           REALIZED            EXERCISABLE               EXERCISABLE
NAME                                        (#)                  ($)             UNEXERCISABLE             UNEXERCISABLE
----                                 ---------------          --------      ---------------------   -------------------------
Ronald J. Gellert................            0                    0              23,000/117,000                  0/0
Anita D. Buchanan................            0                    0               4,000/29,000                   0/0
Stephen J. Ippolito..............            0                    0              35,000/15,000                   0/0
Eugene F. Tallone................            0                    0              22,000/15,000                   0/0

--------------

(1) Based on the difference between the option exercise price and the fair market value of the underlying IPL Stock as of December 31, 1996, which for this purpose is the reported last sale price of $1.813 on Tuesday, December 31, 1996.

EXECUTIVE SEVERANCE AND EMPLOYMENT AGREEMENTS

Three of IPL's executive officers have Executive Severance Agreements (the "Severance Agreements") which provide that they will be entitled to payments under certain circumstances following a change in control of IPL (as defined in the Severance Agreements). The Severance Agreements were for an initial two-year term expiring December 31, 1995, and are subject to automatic renewal for successive one-year terms unless prior written notice of nonrenewal is given. The Severance Agreements provide that in the event an executive officer's employment is terminated by IPL without cause (as defined) or by the executive for good reason (as defined) following a change in control (as defined), IPL will make a lump sum severance payment to the executive officer of up to one year's salary and one year's potential bonus based on prior achievement. Upon such termination, the Severance Agreements also provide for (i) participation in the life, accident and health insurance plans of IPL for such period except to the extent such benefits are provided by a subsequent employer, (ii) in certain circumstances, legal costs and relocation expenses associated with such termination, and (iii) in the case of Mr. Gellert, acceleration of vesting of his options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during the year ended December 31, 1996 is or has been an officer or employee of IPL.

DIRECTOR COMPENSATION

Each director who is not an employee of IPL receives a meeting fee of $3,000 for each meeting of the IPL Board which he attends in person and a meeting fee of $1,000 for each meeting of the Audit Committee of the IPL Board which he attends in person as a member of such committee. No additional fees are payable for any meeting of any committee of the IPL Board which is held in connection with a meeting of the IPL Board or for any conference call meeting of the IPL Board or any committee of the IPL Board. In addition, all of the directors who are not employees of IPL are eligible to participate in the 1993 Director Stock Option Plan. Under the plan, such directors are automatically granted initial options to purchase 10,000 shares of IPL Stock upon election as a director or upon any change in such director's status which makes him so eligible (e.g. termination of his employment with IPL while he remains a director), which option have an exercise price equal to the fair market value of the IPL Stock on the date of such election. Options granted under this plan are exercisable with respect to 2,000 shares as of the first annual meeting of shareholders held after such election if and only if the option holder is a member of the IPL Board at the opening of business on that date, and will become exercisable with respect to an additional 2,000 shares in the same manner at each subsequent annual meeting. Furthermore, an additional option for 2,000 shares is automatically granted upon annual reelection as a director, which option will become exercisable at the commencement of business on the first annual meeting thereafter with respect to which the option holder does not have any options issued under this plan becoming exercisable (typically the annual meeting five years thereafter), if an only if the option holder is a member of the IPL Board at the opening of business on the date of such annual meeting.

CONSULTING AGREEMENTS WITH DIRECTORS

During the fourth quarter of 1996 IPL entered into consulting agreements with each of Mr. McMullan and Mr. Ravine for them to provide consulting services to IPL in addition to their service as directors of IPL. Mr. McMullan was retained to assist senior management in formulating strategy and tactics for distribution of IPL's products, including analysis of alternative distribution channels in different markets and maximization of the competitive differentiation of its products, as well as assistance in identifying and contacting potential corporate distribution partners and participation in meetings with their representatives. Mr. Ravine was retained to assist senior management of IPL in formulating IPL's strategy and tactics for obtaining strategic partners and financing alternatives for any such strategic initiatives, as well as assistance in identifying and contacting potential strategic partners and sources of financing and participation in meetings with their representatives. Under these agreements, Mr. McMullan was paid a $10,000 retainer for ten days of service through the 90-day period ending December 31, 1996 and a retainer of $20,000 is payable to Mr. Ravine for up to twenty days of service through the same period. In addition, they each received a nonstatutory option to purchase 25,000 shares of IPL Stock which vested ratably over the period of their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------


The following table sets forth certain information regarding the ownership of IPL Stock as of December 31, 1996 by (i) persons known by IPL to be beneficial owners of more than 5% of its outstanding IPL Stock, (ii) the directors and nominees for election as directors of IPL, (iii) the Chief Executive Officer and each of the four most highly compensated executive officers of IPL other than the Chief Executive Officer, (iv) persons who served as Chief Executive
Officer of IPL at any time during 1996, and (v) all current executive officers and directors of IPL as a group. Unless otherwise indicated in the footnotes to the table, these beneficial owners have sole voting power and sole investment power over the shares they own.


                                                   Amount of
                                                   Beneficial          Percent
Beneficial Owner                                   Ownership           of Class
----------------                                   ----------          --------
Stephen J. Ippolito..........................      926,412(1)            16.3%
  IPL Systems, Inc.
  124 Acton Street
  Maynard, MA 01754

Ronald J. Gellert............................       23,000(2)              *
Anita D. Buchanan............................        4,000(2)              *
Eugene F. Tallone............................       22,000(2)              *
Cornelius P. McMullan........................       27,000(2)              *
Harris Ravine................................       27,000(2)              *
All executive officers and directors as a
  group (6 persons)..........................    1,029,412(3)            17.8%

-------------
 * Indicates less than 1%.

(1) Includes 35,000 shares which may be acquired within 60 days after December 31, 1996 upon the exercise of options and which are treated as outstanding for purposes of computing the percentage.

(2) Consists of shares which may be acquired within 60 days after December 31, 1996 upon the exercise of options and which are treated as outstanding for purposes of computing the percentage.

(3) Includes 138,000 shares which may be acquired within 60 days after December 31, 1996 upon the exercise of options and which are treated as outstanding for purposes of computing the percentage.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------


CERTAIN TRANSACTIONS

IPL has an agreement, entered into in January 1995, to provide contract engineering services to Firecracker Technology Corp. ("FT Corp"), a private company established and owned by Stephen J. Ippolito to develop certain computer components for personal computers and PC servers, a market outside of IPL's current business. IPL is currently providing these services through three engineers hired for this project, who are managed by Mr. Ippolito. The amount of these services, which are charged to FT Corp at a 2% mark-up over cost based on an allocation of all overhead and employment expenses, totalled $130,070 for two full-time equivalent engineers during 1996. In addition, in recognition of Mr. Ippolito's work on these FT Corp matters, his base salary payable by IPL was reduced by 25% during 1996. In exchange for IPL's services, IPL has a right to purchase at the lowest price (as defined), and on other terms no less favorable than those at which FT Corp is then selling to third parties, any products developed by IPL pursuant to the agreement. The agreement may be terminated by either party on thirty days notice and contains certain mutual nonsolicitation covenants which continue after termination and which provide for transfer of the project employees to FT Corp.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------

                                                                    Page Number
                                                                    -----------
(a) (1) The following report and financial statements of IPL Systems, Inc. are filed as part of this Form 10-K:


         Independent Auditors' Report                                   F-1

         Consolidated Balance Sheets - December 31, 1996 and 1995       F-2

         Consolidated Statements of Operations - Years Ended
         December 31, 1996, 1995 and 1994                               F-3

         Consolidated Statements of Stockholders' Equity --
         Years Ended December 31, 1996, 1995, and 1994                  F-4

         Consolidated Statements of Cash Flows --
         Years Ended December 31, 1996,
         1995 and 1994                                                  F-5

         Notes to Consolidated Financial Statements                     F-6

(a) (2) The following report and financial schedule of IPL Systems, Inc. are filed as part of the Form 10-K:

         Schedule VIII -- Valuation of Qualifying
         Accounts                                                       F-16

         Independent Auditors' Consent and Report on
         Schedule                                               Exhibit 23.1

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) The following exhibits are filed as part of this Form 10-K:

Exhibit
Number        Exhibit
------        -------

2.1 Agreement and Plan of Merger and Reorganization dated as of February 28, 1997, by and among the Company, IPL Acquisition Corp., ANDATACO and W. David Sykes, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of February 28, 1997, and incorporated herein by reference.


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

10.13 Consulting Agreement dated as of October 1, 1996 between the Company and Harris Ravine, filed herewith as Exhibit 10.13.

10.14 Consulting Agreement dated as of January 1, 1997 between the Company and BI Capital, Ltd., filed herewith as Exhibit 10.14.

10.15 Form of Consulting Agreement dated as of March 1, 1997 between the Company and Harris Ravine, filed herewith as Exhibit 10.15.

10.16 OEM Agreement dated as of February 25, 1997 between the Company and ANDATACO, filed herewith as Exhibit 10.16.

11.1          Computation of Net Income per Common Share, filed herewith as
              Exhibit 11.1.

21.1 List of subsidiaries, filed as Exhibit 22 to the 1991 Registration Statement and incorporated herein by reference.

23.1 Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, filed herewith as Exhibit 23.1.

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

IPL SYSTEMS, INC.


By: /s/ Ronald J.  Gellert
   -----------------------
   Ronald J. Gellert
   President and Chief Executive Officer
   April 30, 1997

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