Form 10-Q
period 1997-03-31
IPL SYSTEMS INC
filed 1997-05-15
CIK 351810

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR QUARTER ENDED MARCH 31, 1997.
                       --------------
     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to ___________

COMMISSION FILE NUMBER 0-10370
                       -------

                                IPL SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

                             ----------------------

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

                             ----------------------


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

                                 YES   X    NO
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                               OUTSTANDING AT MARCH 31, 1997
              -----                               -----------------------------

      Class A $.01 par value                                5,633,819

                                IPL SYSTEMS, INC.
                                -----------------
                                 FORM 10-Q INDEX
                                 ---------------

                                                                        Page No.
                                                                        --------
Part I. Financial Information


       Item 1.    Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 1997
                  (Unaudited) and December 31, 1996 ......................    3

                  Consolidated Statements of Operations (Unaudited) -
                  Three Months Ended March 31, 1997
                  and March 31, 1996 .....................................    4

                  Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended March 31, 1997 and March 31,
                  1996 ...................................................    5

                  Notes to Unaudited Quarterly Consolidated Statements ...  6-8

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  9-11


Part II. Other Information


       Item 6.    Exhibits and Reports on Form 8-K ......................    12
                  Signatures ............................................    13

PART I. FINANCIAL INFORMATION
-----------------------------

    Item 1. Consolidated Financial Statements

                              IPL SYSTEMS, INC.
                              -----------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Thousand of Dollars)

                                     ASSETS
                                     ------

                                                  (Unaudited)
                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------
  Current Assets:
  Cash and equivalents                              $  1,918           $  2,274
  Accounts receivable-net                              1,477              2,391
  Inventories                                          2,567              3,892
  Other current assets                                   302                428
                                                    --------           --------
  Total Current Assets                                 6,264              8,985

Equipment and Improvements, net                        1,518              1,629
                                                    --------           --------
Total Assets                                        $  7,782           $ 10,614
                                                    ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                    $  1,338           $  2,031

  Accrued expenses                                     1,892              2,033

Shareholders' Equity:

  Class A Common Stock, par value
  $.01: Authorized, 20,000,000 shares;
  issued and outstanding, 5,633,819
  and 5,633,819 shares                                    56                 56

Additional paid-in capital                            17,379             17,379

Deficit                                              (12,883)           (10,885)
                                                    --------           --------

Total Shareholders' Equity                             4,552              6,550
                                                    --------           --------
Total Liabilities and Shareholders'
Equity                                              $  7,782           $ 10,614
                                                    ========           ========



       See notes to unaudited quarterly consolidated financial statements.

      -----------------------------------------


                                IPL SYSTEMS, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (Unaudited)

                (Thousands of Dollars, Except Per Share Amounts)

                                         Three Months Ended

                                       March 31,      March 31,
                                         1997           1996
                                      ---------      ---------

Revenue:
    Product                           $   1,796      $   6,241
    Service                                 437            860
                                      ---------      ---------
  Total revenue                           2,233          7,101
  Cost of sales                           1,620          4,289
                                      ---------      ---------
  Gross profit                              613          2,812
  Expenses:
    Selling, general & administrative     2,263          2,367
    Engineering & development               350            365
    Restructure expense (income)             --           (100)
                                      ---------      ---------
  Operating (loss) income                (2,000)           180
  Other income                                3             50
                                      ---------      ---------
  (Loss) income before income taxes      (1,997)           230
    Income tax                               --             --
                                      ---------      ---------
  Net (loss) income                   $  (1,997)     $     230
                                      ---------      ---------
  Net (loss) income per share         $   (0.35)     $    0.04
                                      =========      =========

  Common and common equivalent
    shares used in calculation
    of (loss) income per share        5,633,819      5,739,614
                                      ---------      ---------



       See notes to unaudited quarterly consolidated financial statements.

-----------------------------------------


                                IPL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Thousands of Dollars)

                                                                    Three Months Ended
                                                                  ----------------------
                                                                  March 31,     March 31,
                                                                   1997           1996
                                                                  -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................   $(1,997)       $   230
                                                                  -------        -------
  Adjustments, to reconcile net loss to net cash from operating activities:
  Restructure expenses (income) ...............................        --           (100)
  Depreciation and amortization ...............................       146            249

     Changes in assets and liabilities:
     Accounts receivable ......................................       915           (592)
     Inventories ..............................................     1,324           (271)
     Prepaid expenses and other current assets ................       126             65
     Accounts payable and accrued expenses ....................      (835)           269
                                                                  -------        -------
         Total adjustments ....................................     1,676           (380)
                                                                  -------        -------
 Net cash used for operating activities .......................      (321)          (150)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and improvements .....................       (35)           (13)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock .............................        --             20
                                                                  -------        -------

CASH AND EQUIVALENTS:
  Net decrease ................................................       356            143
  BALANCE, beginning of period ................................     2,274          3,595
                                                                  -------        -------
  BALANCE, end of period ......................................   $ 1,918        $ 3,452
                                                                  -------        -------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Taxes paid ..................................................   $    41        $     3
                                                                  -------        -------



       See notes to unaudited quarterly consolidated financial statements.

-----------------------------------------


                                IPL SYSTEMS, INC.
                                -----------------
              NOTES TO UNAUDITED QUARTERLY CONSOLIDATED STATEMENTS
              ----------------------------------------------------

     1.   Financial Statements

          The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1996 have been prepared by the Company without audit. The consolidated financial statements include the accounts for the Company and its wholly-owned subsidiaries, IPL Investments, Inc. and IPL Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operation for all periods presented, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the audited financial statements and related notes included therein.

          Net income (loss) per common share is computed based in the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding stock options have been excluded from the computation if their effect would be antidilutive.

          In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and March 31, 1996, basic and dilutive earnings (loss) per share under SFAS No. 128 would have been the same as the reported net income
          (loss) per common share.

          The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

-----------------------------------------

     2.   Accounts Receivable
          -------------------

          Accounts receivable consist of the following:

                                                  (Thousands of dollars)

                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------
            Total accounts receivable           $1,830             $2,744

            Less allowance for doubtful
            accounts                               353                353
                                                ------             ------

            Net Accounts Receivable             $1,477             $2,391
                                                ======             ======


     3.   Equipment and Improvements

          Equipment and improvements consist of the following:

                                                  (Thousands of dollars)

                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------

            Customer support equipment         $ 3,174             $ 3,104
            Manufacturing equipment              4,949               4,931
            Office equipment & fixtures          2,138               2,191
            Leasehold improvements               1,339               1,339
                                               -------             -------
                                                11,600              11,565
            Less accumulated depreciation       10,082               9,936
                                               -------             -------
                                               $ 1,518             $ 1,629
                                               =======             =======


-----------------------------------------

4. Restructuring
   -------------

In November 1994, the Company approved and executed a restructuring program which included accruing certain related costs.

   The changes in the restructuring accrual are as follows:

                         Balance                           Balance
                    December 31, 1996      Paid         March 31, 1997
                    -----------------      ----         --------------

   Occupancy Costs        $292              $66              $226




            The occupancy costs will be paid through March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW
--------

The discussion contained in this item as well as elsewhere in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements of IPL Systems, Inc." Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which is incorporated by reference into this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The Company and ANDATACO entered into a definitive agreement dated as of February 28, 1997 to merge the two companies. IPL management believes that a successful merger will allow the Company to obtain greater penetration into the rapidly expanding open systems storage market and provide a broader revenue base to enable the Company access to additional capital resources and reduction in overhead costs as a percentage of revenues. In the absence of such a merger, management believes, based on its cash flow estimates, that overhead cost burdens could not be reduced in order to provide a break-even cash flow and permit the Company's continuance as a going concern. Absent the Merger or an alternative third-party channel of distribution, through ANDATACO or otherwise, management does not believe that the Company will be able to continue operations as a going concern.

On April 9, 1997, IPL reduced its staff by thirteen people and incurred $40,000 in severance cost. This reduction was a result of reduced sales as well as reduced manufacturing cost associated with the OEM Agreement.

                              RESULTS OF OPERATIONS
                              ---------------------

Quarterly Results
-----------------

The Company reported revenues of $2,333,000 with a net loss of $1,997,000, or $0.35 per share, compared to revenues of $2,422,000, with a net loss of $996,000, or $0.18 per share, for the fourth quarter of 1996. The difference in net loss between the fourth quarter of 1996 and the first quarter of 1997 was the effect of the fourth quarter 1996 partial recovery of a previously reserved bad debt in the amount of $386,000, and $543,000 of expenses for the merger-related activities in the first quarter 1997. Additionally, excluding merger-related cost in the first quarter, the Company reduced its operating expenses by $308,000, or 13%, compared to the fourth quarter of 1996, and has made further expense reductions in the second quarter of 1997. Considering these factors, management believes that the net loss for the first quarter of 1997 was materially consistent with the level of loss in the fourth quarter of 1996.

Revenues for the first quarter of 1997 were $2,233,000 compared to $7,101,000 for the first quarter of 1996, representing a 69% decrease. In light of the continuing competitive pressures and difficulties in attracting and retaining a direct sales force, and thus in contemplation of the merger agreement with ANDATACO, IPL entered into an OEM agreement in the first quarter of 1997 making ANDATACO the principal channel of distribution for IPL products. In conjunction with the OEM agreement, ANDATACO hired many of the IPL salespeople and purchased $425,000 of IPL product in March 1997 and has made further purchases in the second quarter. Additionally, beginning in the second quarter, the Company has been selling certain of its products directly through the ANDATACO sales force on a commission basis. International sales continued to decline because of the changing business priorities of the Company's overseas distributors. In the first quarter of 1997, the Company's sales of open systems products were 59% of total product revenue. In the U.S. 77% of sales were in open systems products while 17% of international sales were from open systems products. Total U.S. sales were 73% and international sales were 27% in the first quarter of 1997 compared with 77% and 23% respectively for the same quarter in 1996.

Disk subsystems sales accounted for 71% of revenue in the first quarter of 1997 approximately the same percentage as in the same quarter of 1996. Tape sales accounted for 2% and 14% respectively for the comparable periods of 1997 and 1996. The Company has not been promoting tape sales in both 1997 and 1996.

In the first quarter of 1997, the gross margin was 27.5% compared to 39.6% in the same period last year. The reduction of 12.1% is primarily due to selling product on an OEM basis to ANDATACO and to international distributors at lower gross margins. The application of overhead cost also reduced gross margin due to lower sales volume.

Selling, general and administrative expenses were $2,263,000 in the first quarter of 1997 (including merger expenses of $543,000) compared to $2,367,000 in 1996. The first quarter 1997 selling expenses exclusive of merger expenses reflects the transition of the IPL sales force to ANDATACO in March 7.

Engineering and development expenses decreased $15,000 in the first quarter of 1997 compared to the first quarter of 1996. The focus during the quarter was the joint development of the first RAID storage product incorporating the technology of both IPL and ANDATACO for delivery anticipated for the end of June, 1997.

Other income decreased to $3,000 in 1997 from $50,000 in 1996 primarily due to lower average cash balances during 1997.

The Company had no federal tax liability in the first quarter of 1997. The Company fully utilized its benefit from the net operating loss carryback in 1994. There are approximately $14,000,000 of federal and $26,000,000 of state tax loss carryforwards available in varying amounts through 2011 and 2001, respectively. The Company's ability to use these losses will be subject to certain annual limitations as a result of the change in control if the proposed Merger is consummated.



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------



The Company's cash and equivalents as of March 31, 1997 were $1,918,000 compared with $2,274,000 at December 31, 1996. Accounts receivable decreased from $2,391,000 at December 31, 1996 to $1,477,000 at March 31, 1997. This decrease was the result of lower sales and increased collections of past due accounts receivable. Inventories decreased 34% to $2,567,000 primarily due to lower inventory purchases and an increase of $300,000 in inventory reserves. Accounts payable and accrued expenses decreased $834,000 due to reduced inventory purchasing requirements.

If the merger with ANDATACO is delayed or terminated or the OEM agreement with ANDATACO does not produce significantly higher levels of sales and cash receipt than it has to date, IPL will need to liquidate assets or seek outside sources of financing. There can be no assurances, however, that the terms of such asset sales or financing will be reasonable or available.

--------------------------------------

     Item 6. Exhibits and Reports on Form 8-K
     ----------------------------------------

        (a) Exhibits                                                   Page No.
            --------                                                   -------

            Exhibit 11      Computation of Net Loss Per Common Share.     15


        (b) Reports on Form 8-K
            -------------------

               The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1996.

               February 10, 1997 - Signing of letter of intent to merge with
                                   ANDATACO.

               February 28, 1997 - Signing of definitive agreement and plan of merger and reorganization with ANDATACO.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IPL SYSTEMS, INC.
                                     -----------------



DATE: May 15, 1997                   By: /s/ Ronald J. Gellert
                                         -----------------------------------
                                         Ronald J. Gellert
                                         President
                                         Chief Executive Officer

                                     By: /s/ Eugene F. Tallone
                                         -----------------------------------
                                         Eugene F. Tallone
                                         Chief Financial Officer
                                         Principal Accounting Officer

                                IPL SYSTEMS, INC.
                            FORM 10-Q, MARCH 31, 1996

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