Form 10-Q
period 1997-04-30
IPL SYSTEMS INC
filed 1997-06-13
CIK 351810

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        -------------------------------

                                   FORM 10-Q

 X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

        For Quarter Ended April 30, 1997
        or
        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the transition period from           to
                                       ---------    --------
                         Commission File Number 0-10370
                                                -------
                               IPL SYSTEMS, INC.

            (Exact name of Registrant as specified in its charter)

                        -------------------------------

        MASSACHUSETTS                                           04-2511897

  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 124 ACTON STREET, MAYNARD, MASSACHUSETTS 01754
             (Address of principal executive offices and Zip Code)

                                 (508)461-1000
              (Registrant's Telephone Number, including area code)

                        -------------------------------


        ---------------------------------------------------------------
        Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                       Outstanding at June 3, 1997
         -----                                       ---------------------------

Class A Common Stock $.01 par value                            23,712,200

ANDATACO

FORM 10-Q INDEX
--------------------------------------------------------------------------------

                                                                              Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements*

         Balance Sheet at April 30, 1997 (unaudited)
         and October 31, 1996                                                    3

         Statement of Operations (unaudited) for the
         three-month and six-month periods ended April 30, 1997 and 1996         4

         Statement of Cash Flows (unaudited) for the six-month periods
         ended April 30, 1997 and 1996                                           5

         Notes to Financial Statements (unaudited)                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              13


PART II. OTHER INFORMATION

         Item 5.  Other Information                                             17

         Item 6.  Exhibits and Reports on Form 8-K                              17

                  Signatures                                                    18




* On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. ("IPL") completed a business combination with ANDATACO, a California corporation ("ANDATACO"), whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of ANDATACO. Although as a legal matter the Merger will result in ANDATACO becoming a subsidiary of IPL, for financial reporting purposes the Merger will be treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO using the purchase method of accounting (reverse acquisition). Consequently, the financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

         Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Because of the requirement to account for the Merger as a reverse acquisition, the interim financial information contained in this report is solely that of ANDATACO for its second quarter ended April 30, 1997. IPL will file interim financial information for its third quarter ending July 31, 1997, which period will include the effects of the Merger (and will include the results of operations of IPL for the months of June and July and the results of operations of ANDATACO for the months of May, June and July).

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ANDATACO

BALANCE SHEET
--------------------------------------------------------------------------------

                                                           APRIL 30,            OCTOBER 31,
                                                             1997                  1996
                                                         (Unaudited)
ASSETS

Current assets:
   Cash                                                  $    435,000         $    765,000
   Accounts receivable, net                                12,819,000           12,980,000
   Inventories                                              6,775,000            7,149,000
   Other current assets                                       377,000              214,000
                                                         ------------         ------------

     Total current assets                                  20,406,000           21,108,000

Equipment and improvements, net                             2,464,000            2,463,000
Other assets                                                  125,000               96,000
                                                         ------------         ------------

                                                         $ 22,995,000         $ 23,667,000
                                                         ============         ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                      $  8,917,000         $ 10,053,000
   Accrued expenses and other current liabilities           2,663,000            1,959,000
   Current portion of notes payable                           113,000              164,000
                                                         ------------         ------------

     Total current liabilities                             11,693,000           12,176,000
                                                         ------------         ------------

Bank line of credit                                         7,000,000            7,053,000
Bonuses payable                                               268,000              167,000
Notes payable, less current portion                            85,000              142,000
Shareholder loan                                            5,196,000            4,927,000
                                                         ------------         ------------

     Total long-term liabilities                           12,549,000           12,289,000
                                                         ------------         ------------

Shareholders' deficit:
   Common stock                                                 2,000                2,000
   Accumulated deficit                                     (1,249,000)            (800,000)
                                                         ------------         ------------

     Total shareholders' deficit                           (1,247,000)            (798,000)
                                                         ------------         ------------

                                                         $ 22,995,000         $ 23,667,000
                                                         ============         ============





                  See notes to unaudited financial statements.

ANDATACO

STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------



                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                 APRIL 30,                                   APRIL 30,
                                        1997                  1996                  1997                  1996
Sales                                 $ 21,540,000         $ 20,385,000         $ 47,037,000         $ 45,936,000
Cost of sales                           16,953,000           16,744,000           36,458,000           37,645,000
                                      ------------         ------------         ------------         ------------

     Gross profit                        4,587,000            3,641,000           10,579,000            8,291,000
                                      ------------         ------------         ------------         ------------

Operating expenses:
   Selling, general and
     administrative                      4,542,000            4,564,000            9,835,000            9,034,000
   Research and development                150,000              326,000              614,000              724,000
                                      ------------         ------------         ------------         ------------

     Total operating expenses            4,692,000            4,890,000           10,449,000            9,758,000
                                      ------------         ------------         ------------         ------------

Loss (income) from operations             (105,000)          (1,249,000)             130,000           (1,467,000)

Interest expense                           228,000              179,000              573,000              363,000
                                      ------------         ------------         ------------         ------------

Loss before provision for
   income taxes                           (333,000)          (1,428,000)            (443,000)          (1,830,000)

Provision for income taxes                   6,000                 --                  6,000                 --
                                      ------------         ------------         ------------         ------------

Net loss                              $   (339,000)        $ (1,428,000)        $   (449,000)        $ (1,830,000)
                                      ============         ============         ============         ============

Net loss per share                    $     (33.90)        $    (142.80)        $     (44.90)        $    (183.00)
                                      ============         ============         ============         ============

Shares used in computing
   net loss per share                       10,000               10,000               10,000               10,000
                                      ============         ============         ============         ============


Unaudited pro forma data:

   Loss before pro forma
     benefit from income taxes        $   (333,000)        $ (1,428,000)        $   (443,000)        $ (1,830,000)

   Pro forma benefit from
     income taxes                         (137,000)            (585,000)            (182,000)            (750,000)
                                      ------------         ------------         ------------         ------------

Loss after pro forma
   benefit from income
   taxes                              $   (196,000)        $   (843,000)        $   (261,000)        $ (1,080,000)
                                      ============         ============         ============         ============

Pro forma net loss
   per share                          $     (19.60)        $     (84.30)        $     (26.10)        $    (108.00)
                                      ============         ============         ============         ============



                  See notes to unaudited financial statements.

ANDATACO

STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                                         APRIL 30,
                                                                 1997               1996
                                                            -----------         -----------
Cash flows from operating activities:
   Net loss                                                 $  (449,000)        $(1,830,000)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                            300,000             220,000
   Changes in assets and liabilities:
     Accounts receivable                                        161,000             814,000
     Inventories                                                374,000           1,251,000
     Other assets                                              (192,000)             82,000
     Accounts payable                                        (1,136,000)           (478,000)
     Accrued expenses and other current liabilities             704,000            (245,000)
     Bonuses payable                                            101,000              15,000
                                                            -----------         -----------

       Net cash used in operating activities                   (137,000)           (171,000)
                                                            -----------         -----------

Cash flows from investing activities:
   Purchases of equipment and improvements                     (301,000)           (512,000)
                                                            -----------         -----------

       Net cash used in investing activities                   (301,000)           (512,000)
                                                            -----------         -----------

Cash flows from financing activities:
   Net payments (proceeds) under bank line of credit            (53,000)          2,037,000
   Proceeds from shareholder loan                               269,000                --
   Payments on shareholder loan                                    --              (458,000)
   Payments on notes payable                                   (108,000)           (172,000)
   Dividends paid                                                  --              (691,000)
                                                            -----------         -----------

       Net cash provided by financing activities                108,000             716,000
                                                            -----------         -----------

Net change in cash                                             (330,000)             33,000

Cash at beginning of period                                     765,000             305,000
                                                            -----------         -----------

Cash at end of period                                       $   435,000         $   338,000
                                                            ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $   472,000         $   218,000
                                                            ===========         ===========








                  See notes to unaudited financial statements.

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. ("IPL") completed a business combination with ANDATACO whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of ANDATACO. Although as a legal matter the Merger will result in ANDATACO becoming a subsidiary of IPL, for financial reporting purposes the Merger will be treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO using the purchase method of accounting (reverse acquisition). Consequently, the financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Because of the requirement to account for the Merger as a reverse acquisition, the interim financial information contained in this report is solely that of ANDATACO for its second quarter ended April 30, 1997. IPL will file interim financial information for its third quarter ending July 31, 1997, which period will include the effects of the Merger (and will include the results of operations of IPL for the months of June and July and the results of operations of ANDATACO for the months of May, June and July).

The ANDATACO balance sheet as of April 30, 1997 and the related statements of operations and of cash flows for the three-month and six-month periods ended April 30, 1997 and 1996 have been prepared by ANDATACO and have not been audited. Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) that ANDATACO considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in ANDATACO's financial statements for the year ended October 31, 1996 included in IPL's Proxy Statement dated May 6, 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 1997.


NOTE 2- BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - NET LOSS PER SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during each quarter. Shares issuable upon exercise of outstanding stock options have been excluded from the computation if their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which ANDATACO will adopt in the first quarter of fiscal 1998. Had SFAS No. 128 been effective for the three-month and six-month periods ended April 30, 1997 and 1996, basic and diluted loss per share under SFAS No. 128 would have been the same as the reported net loss per common share.

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - UNAUDITED PRO FORMA DATA

The unaudited pro forma data presented in the statement of operations reflect ANDATACO's conversion from an S Corporation to a C Corporation, and the resultant adjustments for U.S. federal and state income taxes as if ANDATACO had been taxed as a C Corporation rather than an S Corporation since inception. The differences between financial reporting and tax bases of assets and liabilities are not significant.


NOTE 5 - INVENTORIES


                                                    APRIL 30,        OCTOBER 31,
                                                      1997               1996
                                                  (Unaudited)
Inventories are comprised of the following:

   Raw materials                                   $6,042,000        $5,937,000
   Work in progress                                   168,000           366,000
   Finished goods                                     565,000           846,000
                                                   ----------        ----------

                                                   $6,775,000        $7,149,000
                                                   ==========        ==========




NOTE 6 - UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The following tables set forth unaudited pro forma combined financial information to reflect the effect of the Merger using the purchase method of accounting, as required by SEC reporting requirements (see Note 1). The unaudited pro forma combined balance sheet as of April 30, 1997 has been prepared as if the Merger was consummated on April 30, 1997. The unaudited pro forma combined statement of operations for the year ended October 31, 1996 and for the six-month periods ended April 30, 1997 and 1996 give effect to the Merger as if it were consummated on November 1, 1995.

Based on the Fair Value of $2.06 per share of IPL Stock (the Fair Value of IPL Stock is based on the average market price of IPL Stock for a period before and after the announcement of the proposed Merger on February 10, 1997), ANDATACO anticipates that the excess purchase price over the tangible net assets and identifiable intangible assets of IPL purchased is currently estimated to be approximately $7.4 million; however, this estimated amount is subject to reduction based on the allocation of the purchase price as determined by an independent valuation to be conducted as of the Closing Date.

The historical information presented for IPL (i) for the year ended September 30, 1996 is derived from the unaudited financial statements of IPL for the twelve months then ended, and (ii) as of March 31, 1997 and for the six months ended March 31, 1997 and 1996 is derived from the unaudited financial statements of IPL as of that date and for the periods then ended.

The historical information for ANDATACO (i) for the year ended October 31, 1996 is derived from the audited financial statements of ANDATACO for the year then ended, and (ii) as of April 30, 1997 and for the six months ended April 30, 1997 and 1996 is derived from the unaudited financial statements of ANDATACO as of that date and for the periods then ended.

The unaudited pro forma combined financial statements have been prepared by management. The unaudited pro forma data are not designed to represent and do not represent what the combined results of operations or financial position would have been had the Merger been completed on or as of the dates assumed, and are not intended to project the combined results of operations for any future period or as of any future date. The unaudited pro forma combined financial statements give effect to the Merger but do not reflect nonrecurring charges that will result from the Merger or estimated expense reductions, including elimination of duplicate facilities and personnel costs, that are expected to result from the Merger.

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                HISTORICAL                     PRO FORMA
                                                     ANDATACO            IPL          ----------------------------
                                                     APRIL 30,         MARCH 31,
                                                        1997              1997        ADJUSTMENTS        COMBINED
                                                      --------         --------       -----------        ---------
ASSETS:

Current assets:

   Cash                                               $    435         $  1,918         $   --           $  2,353
   Accounts receivable, net                             12,819            1,477             --             14,296
   Inventories                                           6,775            2,567               15 (2)        9,357
   Other current assets                                    377              302             --                679
                                                      --------         --------         --------         --------

       Total current assets                             20,406            6,264               15           26,685

Equipment and improvements, net                          2,464            1,518              304 (2)        4,286
Other assets                                               125             --               --                125
Goodwill                                                  --               --              7,439 (3)        7,439
                                                      --------         --------         --------         --------
                                                      $ 22,995         $  7,782         $  7,758         $ 38,535
                                                      ========         ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                   $  8,917         $  1,338         $   --           $ 10,255
   Accrued expenses and other
     current liabilities                                 2,663            1,892              404 (2)        4,959
   Current portion of notes payable                        113             --               --                113
                                                      --------         --------         --------         --------

       Total current liabilities                        11,693            3,230              404           15,327
                                                      --------         --------         --------         --------

Long-term liabilities:
   Bank line of credit                                   7,000             --               --              7,000
   Bonuses payable                                         268             --               --                268
   Notes payable, less current portion                      85             --               --                 85
   Shareholder loan                                      5,196             --               --              5,196
                                                      --------         --------         --------         --------

       Total long-term liabilities                      12,549             --               --             12,549
                                                      --------         --------         --------         --------

Shareholders' equity (deficit):
   Common stock                                              2               56              181 (1)          239
   Additional paid in capital                             --             17,379           (6,959)(1)(4)    10,420
   Accumulated deficit                                  (1,249)         (12,883)          14,132 (1)(4)      --
                                                      --------         --------         --------         --------
       Total shareholders' equity (deficit)             (1,247)           4,552            7,354           10,659
                                                      --------         --------         --------         --------

                                                      $ 22,995         $  7,782         $  7,758         $ 38,535
                                                      ========         ========         ========         ========

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          HISTORICAL                                PRO FORMA
                                              ---------------------------------       -----------------------------------
                                                 ANDATACO              IPL
                                                SIX MONTHS          SIX MONTHS
                                                   ENDED              ENDED
                                                 APRIL 30,          MARCH 31,
                                                   1997               1997            ADJUSTMENTS               COMBINED

Sales                                         $     47,037         $      4,655       $       --             $     51,692
Cost of sales                                       36,458                2,663               --                   39,121
                                              ------------         ------------       ------------           ------------

     Gross profit                                   10,579                1,992               --                   12,571
                                              ------------         ------------       ------------           ------------

Operating expenses:
   Selling, general and administrative               9,835                4,258                774(6)(7)           14,867
   Research and development                            614                  733               --                    1,347
                                              ------------         ------------       ------------           ------------

     Total operating expenses                       10,449                4,991                774                 16,214
                                              ------------         ------------       ------------           ------------

Income (loss) from operations                          130               (2,999)              (774)                (3,643)

Other income (expense):
   Interest income                                    --                      6               --                        6
   Interest expense                                   (573)                --                 --                     (573)
                                              ------------         ------------       ------------           ------------

     Total other income (expense)                     (573)                   6               --                     (567)
                                              ------------         ------------       ------------           ------------


Loss before provision for income taxes                (443)              (2,993)              (774)                (4,210)
Provision for income taxes                               6                 --                 --                        6
                                              ------------         ------------       ------------           ------------

Net loss                                      $       (449)        $     (2,993)      $       (774)          $     (4,216)
                                              ============         ============       ============           ============

Net loss per share                                    --           $      (0.53)              --             $      (0.18)
                                              ============         ============       ============           ============

Shares used in computing net loss
   per share                                          --              5,626,000         18,078,000             23,704,000
                                              ============         ============       ============           ============

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                         HISTORICAL                                 PRO FORMA
                                              ---------------------------------         ----------------------------------
                                                 ANDATACO              IPL
                                                YEAR ENDED         YEAR ENDED
                                                OCTOBER 31,       SEPTEMBER 30,
                                                   1996               1996               ADJUSTMENTS           COMBINED
Sales                                         $     99,733         $     21,658          $      --           $    121,391
Cost of sales                                       80,375               12,689                   15 (5)           93,079
                                              ------------         ------------         ------------         ------------

     Gross profit                                   19,358                8,969                  (15)              28,312
                                              ------------         ------------         ------------         ------------

Operating expenses:
   Selling, general and administrative              17,569                9,362                1,549 (6)(7)        28,480
   Research and development                            919                1,408                 --                  2,327
   Restructuring                                      --                   (100)                --                   (100)
                                              ------------         ------------         ------------         ------------

     Total operating expenses                       18,488               10,670                1,549               30,707
                                              ------------         ------------         ------------         ------------

Income (loss) from operations                          870               (1,701)              (1,564)              (2,395)

Other income (expense):
   Interest income                                       1                  147                 --                    148
   Interest expense                                   (773)                --                   --                   (773)
   Other                                               (59)                  28                 --                    (31)
                                              ------------         ------------         ------------         ------------

     Total other income (expense)                     (831)                 175                 --                   (656)
                                              ------------         ------------         ------------         ------------

Income (loss) before provision for
   income taxes                                         39               (1,526)              (1,564)              (3,051)
Provision for income taxes                            --                   --                   --                   --
                                              ------------         ------------         ------------         ------------

Net income (loss)                             $         39         $     (1,526)        $     (1,564)        $     (3,051)
                                              ============         ============         ============         ============

Net loss  per share                                   --           $      (0.27)                --           $      (0.13)
                                              ============         ============         ============         ============

Shares used in computing net loss
   per share                                          --              5,634,000           18,078,000           23,712,000
                                              ============         ============         ============         ============

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          HISTORICAL                                PRO FORMA
                                              ---------------------------------         ---------------------------------
                                                 ANDATACO             IPL
                                                SIX MONTHS         SIX MONTHS
                                                  ENDED               ENDED
                                                APRIL 30,            MARCH 31,
                                                  1996                 1996             ADJUSTMENTS            COMBINED
Sales                                         $     45,936         $     14,117         $       --           $     60,053
Cost of sales                                       37,645                8,533                   15 (5)           46,193
                                              ------------         ------------         ------------         ------------
     Gross profit                                    8,291                5,584                  (15)              13,860
                                              ------------         ------------         ------------         ------------
Operating expenses:
   Selling, general and administrative               9,034                5,222                  774 (6)(7)        15,030
   Research and development                            724                  717                 --                  1,441
   Restructuring                                      --                   (100)                --                   (100)
                                              ------------         ------------         ------------         ------------

     Total operating expenses                        9,758                5,839                  774               16,371
                                              ------------         ------------         ------------         ------------

Loss from operations                                (1,467)                (255)                (789)              (2,511)

Other income (expense):
   Interest income                                    --                    200                 --                    200
   Interest expense                                   (363)                --                   --                   (363)
   Other                                              --                    (94)                --                    (94)
                                              ------------         ------------         ------------         ------------

     Total other income (expense)                     (363)                 106                 --                   (257)
                                              ------------         ------------         ------------         ------------

Loss before provision for income taxes              (1,830)                (149)                (789)              (2,768)
Provision for income taxes                            --                   --                   --                   --
                                              ------------         ------------         ------------         ------------
Net loss                                      $     (1,830)        $       (149)        $       (789)        $     (2,768)
                                              ============         ============         ============         ============

Net loss per share                                    --           $      (0.03)                --           $      (0.12)
                                              ============         ============         ============         ============

Shares used in computing net loss
   per share                                          --              5,617,000           18,078,000           23,695,000
                                              ============         ============         ============         ============

ANDATACO

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


ADJUSTMENTS

Pro forma adjustments are made to reflect:

     (1) The issuance of the Merger shares and the elimination of the common shareholders' equity accounts of IPL.

     (2) The allocation of the purchase price to record at fair value the IPL tangible net assets acquired by ANDATACO.

     (3) The excess of acquisition cost over the fair value of the tangible net assets and identifiable intangible assets acquired. This estimated allocation is subject to reduction based on an independent valuation to be conducted as of the Closing Date.

     (4) The elimination of ANDATACO's $1,249,000 accumulated deficit against additional paid in capital in connection with ANDATACO's change from a Subchapter S Corporation to a Subchapter C Corporation effective at the Closing Date.

     (5) Increase in cost of sales reflecting the sale of the inventory acquired at fair value.

     (6) Additional depreciation resulting from increased basis of equipment and improvements acquired, based on estimated average useful lives of five years.

     (7)  Amortization of goodwill on a straight-line basis over five years.

     (8) No adjustment has been made for the distribution to the ANDATACO shareholders for taxes payable by such shareholders with respect to the earnings of ANDATACO for the short S Corporation taxable period as of the Closing Date due to estimated operating losses at that date.

INCOME TAXES

With respect to the unaudited pro forma balance sheet, ANDATACO has provided a deferred tax asset valuation allowance for net deferred tax assets which "more likely than not" will not be realized based on recent operating results.

With respect to the unaudited pro forma statement of operations, the tax provision is calculated giving effect to the change of ANDATACO from a Subchapter S corporation to a Subchapter C corporation, assuming that such change occurred on November 1, 1995. No income tax provision or benefit was recorded for the year ended October 31, 1996 and the six months ended April 30, 1997 and 1996 due to net losses incurred during those periods, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

NET LOSS PER SHARE

Pro forma per share calculations are based upon the weighted average number of pre-Merger shares of IPL common stock outstanding plus the aggregate number of IPL shares issued in connection with the Merger.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained in this report may contain forward-looking statements based on the current expectations of IPL's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Facts Regarding Forward-Looking Statements of IPL Systems, Inc." filed as
     Exhibit 99.1 to IPL's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which is incorporated by reference in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. IPL undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     Overview

     On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. ("IPL") completed a business combination with ANDATACO whereby ANDATACO was merged with a wholly owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of ANDATACO. Although as a legal matter the merger will result in ANDATACO becoming a subsidiary of IPL, for financial reporting purposes the Merger will be treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO using the purchase method of accounting (reverse acquisition). Consequently, the financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

     Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Because of the requirement to account for the Merger as a reverse acquisition, the interim financial information contained in this report is solely that of ANDATACO for its second quarter ended April 30, 1997. IPL will file interim financial information for its third quarter ending July 31, 1997, which period will include the effects of the Merger (and will include the results of operations of IPL for the months of June and July and the results of operations of ANDATACO for the months of May, June and July).

     Description of ANDATACO's Business

     ANDATACO designs, markets and services high availability, business-critical storage and backup solutions for UNIX and Windows NT environments. ANDATACO delivers service and support from 19 sales and service offices across the United States, through worldwide business affiliates in Europe, Asia, Latin America, Canada and Australia, and through the World-Wide Web.

     Results of Operations


     Results for the Second Quarter of Fiscal Year 1997 ended April 30, 1997 compared to the Second Quarter of Fiscal Year 1996 ended April 30, 1996

     Revenues for the second quarter of FY 1997 of $21,540,000 increased by $1,155,000, or 5.7%, over the same period of FY 1996. The increase was primarily attributed to an increase in sales of ANDATACO'S internally designed GigaRAID products following their introduction in the second quarter of FY 1996. GigaRAID product sales were $7,036,000 in the second quarter of FY 1997 compared to $259,000 in the second quarter of FY 1996. The GigaRAID product sales surpassed the previous year's sales of non-GigaRAID, or mass storage, products that they are replacing, in line with ANDATACO'S strategy to develop and market differentiated technologies capable of producing higher margins.

     Gross profit increased to $4,587,000 in the second quarter of FY 1997, representing approximately 21.3% of revenues, compared to $3,641,000 in the second quarter of FY 1996, representing approximately 17.9% of revenues. The increase was due primarily to higher profit margins on ANDATACO'S GigaRAID product line, as well as a reduction in costs of components used to manufacture ANDATACO'S products.

     Total operating expenses decreased to $4,692,000 in the second quarter of FY 1997 from $4,890,000 in the second quarter of FY 1996. The decrease in total operating expenses was primarily attributable to decreases in research and development expenses in the second quarter of FY 1997. The decreases in research and development expenses, however, are the result of the timing of such expenses and are not the result of any decreases in overall research and development being performed by ANDATACO. ANDATACO expects research and development expenses to increase as it continues to design and develop new products.

     Operating expenses decreased in the second quarter of FY 1997 also because of reductions in personnel as ANDATACO began the transition to a design and development company from its former focus on reselling and distributing products from other manufacturers. ANDATACO anticipates that selling and marketing expenses will increase as it continues to staff appropriately for the design and development model.

     Certain one-time charges are expected to be incurred in the third quarter as a result of the merger, primarily the potential write-off of acquired in-process research and development. This amount will be determined by an independent valuation to be conducted as of the Closing Date. This one-time charge could be as much as $2,500,000.

     Six months ended April 30, 1997 compared to six months ended April 30, 1996

     Revenues for the six-month period ended April 30, 1997 of $47,037,000 increased by $1,101,000, or 2.4%, over the six-month period ended April 30, 1996. The increase in revenues during the first six months of FY 1997 is the result of an increase in sales of ANDATACO'S internally designed GigaRAID products. GigaRAID product sales were $18,341,000 in the first six months of FY 1997 and $259,000 in the first six months of FY 1996. The GigaRAID product sales surpassed the previous year's sales of non-GigaRAID, or mass storage, products that they are replacing, in line with the ANDATACO'S strategy to develop and market differentiated technologies capable of producing higher margins.

     Gross profit increased to 22.5% of revenues for the six-month period ended April 30, 1997, compared to 18.0% of revenues for the same period of FY 1996. The increase in gross profit was primarily attributable to higher margins on the GigaRAID product line, as well as a reduction in the costs of components used to manufacture ANDATACO'S products.

     Total operating expenses increased to $10,449,000 in the six-month period ended April 30, 1997 from $9,758,000 for the same period of FY 1996. The increase was principally the result of increased selling, general and administrative expenses related to the hiring of additional sales personnel during the first quarter of FY 1997 (decreases were then made in the second quarter of FY 1997). The increase in selling, general and administrative expenses was slightly offset by a decrease in research and development expenses.

     Average borrowings from all sources during the first six months of FY 1997 were $13,163,000 compared to average borrowings of $8,347,000 for the same period of FY 1996. This increase in average borrowings resulted in an increase in interest expense of $210,000 for the first six months of FY 1997 over the comparable period of FY 1996.

     Liquidity and Capital Resources

     As of April 30, 1997 and October 31, 1996, ANDATACO'S cash balance was approximately $435,000 and $765,000, respectively. The decrease in cash was primarily attributable to the timing of payments to vendors as well as legal and accounting fees associated with the merger (these legal and accounting fees were included in other current assets at April 30, 1997 pending completion of the merger).

     Inventories decreased by approximately 5.2% to $6,775,000 at April 30, 1997 compared to $7,149,000 at October 31, 1996. Accounts payable decreased by 11.3% ($1,136,000) at April 30, 1997 from October 31, 1996. The decrease in accounts payable was primarily due to the timing of payments to vendors as noted above, as well as the timing of product purchases.

     ANDATACO currently maintains a credit facility which permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory. As of April 30, 1997, ANDATACO had borrowings under this credit line of approximately $7,000,000.

     Management believes that ANDATACO'S cash and availability under the line of credit are sufficient to meet the operating requirements and integration costs of its existing business for a period of at least twelve months.

     Income Taxes

     Prior to the consummation of the Merger, ANDATACO elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and consequently all federal income taxes and most state taxes were paid directly by its shareholders. Concurrent with the consummation of the Merger, ANDATACO elected to be taxed as a Subchapter C corporation under the Code. Consequently, ANDATACO will be subject to federal and state corporate income taxes. On a pro forma basis, ANDATACO would have recorded income tax benefits at 41%, which is the approximate combined rate for both federal and state taxes.

PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Effective June 3, 1997, IPL changed its fiscal year end from December 31 to October 31. The transition period will be covered by IPL's Form 10-K for the year ended October 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

          2.1 Agreement and Plan of Merger and Reorganization dated as of February 28, 1997 by and among IPL, IPL Acquisition Corporation, ANDATACO and W. David Sykes.(1)

          10.1 OEM Agreement dated as of February 25, 1997 between IPL and Andataco.(2)

          10.2 Consulting Agreement dated as of March 1, 1997 between the Company and Harris Ravine.(2)

          27       Financial Data Schedule

          (b)      Reports on Form 8-K

          During the three month period ended April 30, 1997, the following current reports were filed by IPL on Form 8-K under Item 5, Other Events:

          1. Current Report on Form 8-K dated February 10, 1997 announcing the signing of a letter of intent to enter into an agreement and plan of reorganization whereby ANDATACO would be merged with a to-be-formed wholly owned subsidiary of IPL.

          2. Current Report on Form 8-K dated February 28, 1997 announcing the signing of the Agreement and Plan of Reorganization as of February 28, 1997 by and among IPL, IPL Acquisition Corporation, ANDATACO and W. David Sykes.

------------
(1) Filed with the SEC as an Exhibit to IPL's Current Report on Form 8-K dated February 28, 1997, and incorporated herein by this reference.

(2) Filed with the SEC as an Exhibit to IPL's Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 1996, and incorporated herein by this reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            IPL SYSTEMS, INC.

Date:  June 13, 1997                        By: /s/ Harris Ravine
                                               --------------------------------
                                            Name:  Harris Ravine
                                            Title: Chief Executive Officer
                                            (on behalf of registrant and as its
                                            principal executive officer)





Date:  June 13, 1997                        BY: /s/ Richard A. Hudzik
                                               --------------------------------
                                            Name:  Richard A. Hudzik
                                            Title: Vice President Finance and
                                            Chief Financial Officer
                                            (on behalf of registrant and as its
                                            principal financial officer)