Form 10-Q
period 1997-07-31
IPL SYSTEMS INC
filed 1997-09-12
CIK 351810

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

 X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

        For Quarter Ended July 31, 1997
        or
        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
        For the transition period from ______________ to ______________

                         Commission File Number 0-10370
                                                -------

                               IPL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                          ---------------------------

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

                          ---------------------------

        _______________________________________________________________
        Former name, former address, and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



              Class                                 Outstanding at July 31, 1997
              -----                                 ----------------------------
Class A Common Stock $.01 par value                          23,804,399

IPL SYSTEMS, INC.

FORM 10-Q INDEX
--------------------------------------------------------------------------------


                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements*

                    Consolidated Balance Sheet at July 31, 1997 (unaudited)
                      and October 31, 1996                                                           3

                    Consolidated Statement of Operations (unaudited) for the
                      three-month and nine-month periods ended July 31, 1997 and 1996                4

                    Consolidated Statement of Shareholder's Equity (unaudited) for the
                      nine months ended July 31, 1997                                                5

                    Consolidated Statement of Cash Flows (unaudited) for the
                      nine-month periods ended July 31, 1997 and 1996                                6

                    Notes to Consolidated Financial Statements (unaudited)                           7

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                     10


PART II.   OTHER INFORMATION

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K

                    Signatures


* On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. ("IPL" or the "Company") completed a business combination with ANDATACO, a California corporation ("ANDATACO"), whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. Although as a legal matter the Merger resulted in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO using the purchase method of accounting (reverse acquisition). Consequently, the financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

    Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Subsequent to the Closing Date, ANDATACO filed interim financial information for its second quarter ended April 30, 1997. Because of the requirement to account for the Merger as a reverse acquisition, the financial information contained in this report is that of ANDATACO, which includes the results of operations of IPL for the months of June 1997 and July 1997.

PART I -  FINANCIAL INFORMATION

ITEM 1:     CONSOLIDATED FINANCIAL STATEMENTS

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                              JULY 31,             OCTOBER 31,
                                                               1997                   1996
                                                           ------------           ------------
                                                                                 (UNAUDITED)
ASSETS

Current assets:
   Cash                                                    $    262,000           $    765,000
   Accounts receivable, net                                  12,358,000             12,980,000
   Inventories                                                9,580,000              7,149,000
   Intangible asset                                             200,000                  --
   Other current assets                                         125,000                214,000
                                                           ------------           ------------

     Total current assets                                    22,525,000             21,108,000

Goodwill, net                                                 8,083,000                  --
Equipment and improvements, net                               3,713,000              2,463,000
Other assets                                                     68,000                 96,000
                                                           ------------           ------------

                                                           $ 34,389,000           $ 23,667,000
                                                           ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                        $  9,463,000           $ 10,053,000
   Accrued expenses and other current liabilities             5,992,000              1,959,000
   Current portion of notes payable                             113,000                164,000
   Bank line of credit                                        7,000,000                  --
                                                           ------------           ------------

     Total current liabilities                               22,568,000             12,176,000
                                                           ------------           ------------

Bank line of credit                                               --                 7,053,000
Bonuses payable                                                 273,000                167,000
Notes payable, less current portion                              56,000                142,000
Shareholder loan                                              5,196,000              4,927,000
                                                           ------------           ------------
     Total long-term liabilities                              5,525,000             12,289,000
                                                           ------------           ------------

Shareholders' equity (deficit):
   Common stock                                                 238,000                  2,000
   Additional paid in capital                                10,076,000                   --
   Accumulated deficit                                       (4,018,000)              (800,000)
                                                           ------------           ------------

     Total shareholders' equity (deficit)                     6,296,000               (798,000)
                                                           ------------           ------------

                                                           $ 34,389,000           $ 23,667,000
                                                           ============           ============



            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------



                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 JULY 31,                                    JULY 31,
                                            1997                   1996                  1997                   1996
Sales                                   $ 22,057,000           $ 26,026,000          $ 69,094,000           $ 71,962,000
Cost of sales                             17,151,000             21,058,000            53,609,000             58,703,000
                                        ------------           ------------          ------------           ------------

     Gross profit                          4,906,000              4,968,000            15,485,000             13,259,000
                                        ------------           ------------          ------------           ------------

Operating expenses:
   Selling, general and
     administrative                        6,098,000              4,175,000            15,939,000             13,209,000
   Purchased research and
     development                           2,400,000                   --               2,400,000                   --
   Research and development                  304,000                118,000               918,000                842,000
                                        ------------           ------------          ------------           ------------

     Total operating expenses              8,802,000              4,293,000            19,257,000             14,051,000
                                        ------------           ------------          ------------           ------------

Income (loss) from operations             (3,896,000)               675,000            (3,772,000)              (792,000)

Interest expense                             273,000                206,000               846,000                569,000
                                        ------------           ------------          ------------           ------------

Net income (loss)                       $ (4,169,000)          $    469,000          $ (4,618,000)          $ (1,361,000)
                                        ============           ============          ============           ============

Net income (loss) per share             $      (0.19)          $       0.03          $      (0.24)          $      (0.08)
                                        ============           ============          ============           ============

Shares used in computing
   net income (loss) per share            21,688,262             18,078,381            19,294,898             18,078,381
                                        ============           ============          ============           ============









            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)
--------------------------------------------------------------------------------


                                                                             ADDITIONAL
                                                    COMMON STOCK               PAID IN          ACCUMULATED
                                               SHARES           AMOUNT         CAPITAL            DEFICIT             TOTAL

Balance at October 31, 1996                     10,000      $      2,000                        $   (800,000)     $   (798,000)


Net loss for the seven months
   ended May 31, 1997 (unaudited)                                                                   (600,000)         (600,000)
                                          ------------      ------------      ------------      ------------      ------------

Balance at May 31, 1997                         10,000             2,000                          (1,400,000)       (1,398,000)

Elimination of S Corporation deficit
   against additional paid in capital
   (Note 4)                                                                   $ (1,400,000)        1,400,000                --

Recapitalization of ANDATACO as a
   result of Merger with IPL                   (10,000)           (2,000)            2,000                                  --

IPL common stock outstanding
   immediately before Merger                 5,633,819            56,000           (56,000)                                 --

Issuance of IPL common stock
   in Merger                                18,078,381           181,000        11,425,000                          11,606,000

Issuance of common stock for
   compensation                                 92,199             1,000           105,000                             106,000

Net loss for the two months
   ended July 31, 1997 (unaudited)                                                                (4,018,000)       (4,018,000)
                                          ------------      ------------      ------------      ------------      ------------
Balance at July 31, 1997                    23,804,399      $    238,000      $ 10,076,000      $ (4,018,000)     $  6,296,000
                                          ============      ============      ============      ============      ============




            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED
                                                                            JULY 31,
                                                                      1997             1996
Cash flows from operating activities:
   Net loss                                                       $(4,618,000)     $(1,361,000)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                                  784,000          334,000
       Amortization of goodwill                                       279,000             --
       Purchased research and development                           2,400,000             --
       Stock compensation                                             106,000             --
   Changes in assets and liabilities:
     Accounts receivable                                            1,637,000         (393,000)
     Inventories                                                   (1,244,000)       1,420,000
     Other assets                                                     261,000           37,000
     Accounts payable                                              (1,722,000)        (414,000)
     Accrued expenses and other current liabilities                 1,198,000         (367,000)
     Bonuses payable                                                  106,000         (108,000)
                                                                  -----------      -----------
       Net cash used in operating activities                         (813,000)        (852,000)

Cash flows from investing activities:
   Cash acquired in merger transaction (net of
      cash expended of $478,000)                                      676,000                --
   Purchases of equipment and improvements                           (445,000)        (613,000)
                                                                  -----------      -----------

       Net cash generated from (used in) investing activities         231,000         (613,000)
                                                                  -----------      -----------

Cash flows from financing activities:
   Net proceeds (payments) under bank line of credit                  (53,000)       3,816,000
   Proceeds from shareholder loan                                     269,000                --
   Payments on shareholder loan                                            --         (456,000)
   Payments on notes payable                                         (137,000)        (260,000)
   Dividends paid                                                          --         (691,000)
                                                                  -----------      -----------

       Net cash provided by financing activities                       79,000        2,409,000
                                                                  -----------      -----------

Net change in cash                                                   (503,000)         944,000

Cash at beginning of period                                           765,000          305,000
                                                                  -----------      -----------

Cash at end of period                                             $   262,000      $ 1,249,000
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                       $   584,000      $   218,000
                                                                  ===========      ===========





            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS COMBINATION

On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. ("IPL" or the "Company") completed a business combination with ANDATACO, a California corporation ("ANDATACO"), whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. Although as a legal matter the Merger will result in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger will be treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company has allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility has been established. As required by generally accepted accounting principles, the amount allocated to in-process technology has been recorded as a one-time charge to operations and the amount allocated to existing technology is being amortized over its estimated remaining useful life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 has been recorded as goodwill and is being amortized on a straight line basis over its estimated useful life of five years.

The following table sets forth the allocation of the purchase price to the estimated fair value of identifiable tangible and intangible assets acquired and liabilities assumed:


Purchase Price:

  Fair Value (1) of IPL stock of 5,633,819 shares
    outstanding immediately before the Merger                      $ 11,606,000

  Transaction costs                                                     478,000
                                                                   ------------

                                                                     12,084,000
                                                                   ------------
Allocation of Purchase Price:

  In-process research and development                                 2,400,000
  Intangible asset                                                      400,000
  Tangible assets                                                     4,889,000
  Assumed liabilities                                                (3,967,000)
                                                                   ------------

                                                                      3,722,000
                                                                   ------------

Excess of Purchase Price Over Identifiable
  Net Assets                                                       $  8,362,000
                                                                   ============

Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Subsequent to the Closing Date, ANDATACO filed interim financial information for its second quarter ended April 30, 1997.



---------------------------------------

(1) The Fair Value of IPL Stock of $2.06 was based on the average market price of IPL Stock for a period of three days before and after the announcement of the proposed Merger on February 10, 1997.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Because of the requirement to account for the Merger as a reverse acquisition, the financial information contained in this report is that of ANDATACO, which includes the results of operations of IPL for the months of June 1997 and and July 1997.

The following are unaudited pro-forma results of operations as if the transaction had been consummated at the beginning of each period presented:

                                                      NINE MONTHS ENDED
                                                           JULY 31,
                                                1997                   1996

        Sales                                $ 73,342,000          $ 89,231,000
                                             ============          ============

        Net loss                             $(10,693,000)         $ (3,013,000)
                                             ============          ============

        Net loss per common share            $      (0.45)         $      (0.13)
                                             ============          ============


The unaudited consolidated balance sheet as of July 31, 1997 and the related unaudited consolidated statements of operations for the three-month and nine-month periods ended July 31, 1997 and 1996 and of cash flows for the nine-month periods ended July 31, 1997 and 1996 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in ANDATACO's financial statements for the year ended October 31, 1996 included in the IPL Systems, Inc. Proxy Statement dated May 6, 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 1997.


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


NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. For the purpose of this computation the IPL shares issued to the ANDATACO shareholders in connection with the Merger have been treated as outstanding at the beginning of each period. The number of shares of IPL common stock outstanding immediately before the Merger have been treated as having been issued at the Merger date. Shares issuable upon exercise of outstanding stock options have been excluded from the computation as their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company will adopt in the first quarter of fiscal 1998. Had SFAS No. 128 been effective for the three-month and nine-month periods ended July 31, 1997 and 1996, basic and diluted income (loss) per share under SFAS No. 128 would have been the same as the reported net income (loss) per common share.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - INCOME TAXES

Concurrent with the Merger, ANDATACO changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. As required by the reporting requirements of the Securities and Exchange Commission, effective with that change the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at July 31, 1997 includes losses solely incurred by the Company since the Merger.

Prior to the consummation of the Merger, ANDATACO elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and consequently all federal income taxes and most state taxes were paid directly by its shareholders. Because of the change in taxpayer status to a Subchapter C Corporation, the Company will be subject to federal and state income taxes. The tax provision is calculated giving effect to the change of ANDATACO from a Subchapter S Corporation to a Subchapter C Corporation, and the resultant adjustments for U.S. federal and state income taxes as if ANDATACO had been taxed as a C Corporation rather than an S Corporation since inception. No pro forma calculation of income taxes is presented because as a Subchapter C Corporation the Company would not have been liable for income taxes due to losses sustained.

No income tax provision or benefit was recorded for the three-month and nine-month periods ended July 31, 1997 and 1996, respectively, due to net losses incurred during those periods, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

The Company has recorded deferred tax assets and liabilities due to its change in taxpayer status to a Subchapter C Corporation. The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.


NOTE 5 - INVENTORIES

                                                       JULY 31,       OCTOBER 31,
                                                        1997             1996
                                                     (Unaudited)
                                                      ----------      ----------
Inventories are comprised of the following:
   Raw materials                                      $8,526,000      $5,937,000
   Work in progress                                      143,000         366,000
   Finished goods                                        911,000         846,000
                                                      ----------      ----------

                                                      $9,580,000      $7,149,000
                                                      ==========      ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The discussion contained in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the computer storage industry and other factors referred to herein including but not limited to, the factors discussed below . See also "Important Factors Regarding Future Results of IPL Systems, Inc." under Part II, Item 6, Exhibit 99.1 of this document. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

On June 3, 1997 IPL completed a business combination with ANDATACO whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. Although as a legal matter the Merger resulted in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which will include the results of operations of IPL from the date of the Merger.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company has allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility has been established. As required by generally accepted accounting principles, the amount allocated to in-process technology has been recorded as a one-time charge to operations and the amount allocated to existing technology is being amortized over its estimated remaining economic life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 has been recorded as goodwill and is being amortized on a straight line basis over its estimated useful life of five years.

Historically, IPL had a December 31 year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end (with quarterly periods ending in January, April and July). In May 1997, IPL filed interim financial information for its first quarter ended March 31, 1997. Subsequent to the Closing Date, ANDATACO filed interim financial information for its second quarter ended April 30, 1997. Because of the requirement to account for the Merger as a reverse acquisition, the financial information contained in this report is that of ANDATACO, which includes the results of operations of IPL for the months of June 1997 and July 1997.

DESCRIPTION OF THE COMPANY'S BUSINESS

The Company designs, manufactures, markets and services high availability, business-critical storage and backup solutions for UNIX and Windows NT environments. The Company delivers service and support from 19 sales and service offices across the United States, through worldwide business affiliates in Europe, Asia, Latin America, Canada and Australia, and through the World-Wide Web.

The Company's product line consists of products developed and manufactured in-house as well as products obtained from third parties. Third party products marketed by the Company include add-in memory, add-in SCSI host boards, backup and restore software products, and total UNIX-based solutions including workstations, tape libraries, networking and communication products and computer peripherals. Historically this reseller business accounted for the majority of the Company's revenues, representing 100% of revenues in FY 1995 and declining to 46.7% and 45.1% in FY 1996 and for the nine months ended July 31, 1997 respectively.

In the second quarter of fiscal 1996, ANDATACO introduced the GigaRAID product line, which is the first product designed, developed and manufactured by ANDATACO in-house. The GigaRAID product line is a family of RAID and non-RAID disk and tape storage systems that are combined with ANDATACO's proprietary Enterprise Storage Packaging ("ESP") to create an array of storage solutions. "RAID" is an acronym for Redundant Array Independent Devices and is a method of storing data on disk/ tape drives that is controlled either by software in the host computer or by a hardware-based controller board that either physically resides in the host computer or inside the storage system itself. In contrast, non-RAID storage systems do not use any of the foregoing RAID storage system methodologies. GigaRAID differs from other RAID and non-RAID systems primarily in that it incorporates ANDATCO's ESP.

The Company is currently developing new versions of its hardware-based GigaRAID products. In July 1997 the Company announced the next generation of high availability RAID for NT and UNIX customers, GigaRAID/HA. GigaRAID/HA is the first product to be developed which merges IPL's Advanced Controller Technology with ANDATACO's Enterprise Storage Packaging . In addition, the Company is currently marketing versions of its ESP as a stand alone product to other industry OEMs, systems integrators and VARs. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed products. For the nine months ended July 31, 1997 and 1996, revenue from sale of internally developed GigaRAID products represented 37.1% and 3.6%, respectively.

RESULTS OF OPERATIONS

Results for the three months ended July 31, 1997 compared to the three months ended July 31, 1996

Revenues for the third quarter of FY 1997 decreased by $3,969,000, or 15.3%, from the same period of FY 1996. The decrease was primarily attributable to a decrease in third-party product sales, which were $11,003,000 in the third quarter of FY 1997 compared to $14,447,000 in the third quarter of FY 1996. Although the Company experienced an increase in sales of internally designed GigaRAID products of $4,978,000 over the same period in 1996, such increase was offset by a decrease in the sales of non-GigaRAID mass storage products. The decrease in third-party product sales is consistent with the Company's strategy to focus its sales organization on internally designed products capable of producing higher margins. This decrease was further inpacted by the Merger. The time requirement from management to effect the integration of the two operations and administrative personnel, and the restructuring of its sales and service organization, diverted personnel and management resources from, day to day operating activities to the one-time activities required for the Merger.

Notwithstanding the decline in revenues, gross profit in the third quarter of FY 1997 was $4,906,000, representing approximately 22.2% of revenues compared to $4,968,000 in the third quarter of FY 1996, representing approximately 19.1% of revenues. The increase in gross profit percentage was due primarily to the increase of revenues generated from the sale of internally designed products as a percentage of total revenues. That is, internally designed GigaRAID product sales increased from $2,329,000 for the third quarter of FY 1996 to $7,307,000 for the third quarter of FY 1997. Internally designed product revenues have a higher gross margin than third-party product revenues. In addition, there was a reduction in costs of components used to manufacture products in the third quarter of FY 1997 compared to the third quarter of FY 1996.

Selling, general and administrative expenses for the period consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion and certain merger related expenses. Such expenses were $6,098,000 and $4,175,000 for the quarters ended July 31, 1997 and 1996, respectively. The increase in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year represents a combination of certain merger related costs and a partial reinvestment of expense reductions resulting from the Merger, into the addition of personnel intended to increase sales of the Company's products in all channels including direct sales to end users, VARs and OEMs, as well as support associated therewith.

Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $304,000 and $118,000 for the quarters ended July 31, 1997 and 1996, respectively. The increase in product development costs for the quarter ended July 31, 1997 over the comparable period of fiscal 1996 was primarily due to an increase in personnel and related expenses resulting from the Merger. The resources and expenditures incurred post Merger were focused on bringing the acquired in-process technology to the stage of a commercially viable product. This is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company has allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility has been established. As required by generally accepted accounting principles, the amount allocated to in-process technology has been recorded as a one-time charge to operations and the amount allocated to existing technology is being amortized over its estimated remaining economic life. The technology in process purchased in the acquisition is in general terms the next generation of Database RAID Architecture which merges IPL's Advanced Controller Technology with ANDATACO's Enterprise Storage Packaging. The research and development costs incurred after the Merger for the two months ended July 31, 1997 were largely incurred to merge the IPL Advanced Controller Technology with the ANDATACO packaging technology, resulting in the initial beta shipment of the GigaRAID/HA in July 1997 and general availability in September 1997. The post-merger effort in developing this technology represented 33% of the product development cycle, or a two month period of a total six month product development period.

Nine months ended July 31,1997 compared to nine months ended July 31, 1996

Revenues for the nine-month period ended July 31, 1997 decreased by $2,868,000, or 4.0%, from the nine month period ended July 31, 1996. The decrease in revenues during the first nine months of FY 1997 was primarily attributed to a decrease in the sales of third-party products of $5,316,000. Although the Company experienced an increase in the sales of internally designed GigaRAID products of $23,056,000, such increase was partially offset by a decrease in non-GigaRAID mass storage products of $20,608,000. The shift from third-party product and non-GigaRAID mass storage product sales to GigaRAID product sales is consistent with the Company's transition from primarily a value added reseller to a marketer of both internally designed products and third-party products. The transition combined with the Merger, has contributed to this decline in revenues. The time requirement from management to effect the integration of the two operations and administrative personnel, and the restructuring of its sales and service organization diverted personnel and management resources from, day to day operating activities to the one-time activities required for the Merger.

Gross profit increased to $15,485,000 or 22.4% of revenues for the nine-month period ended July 31, 1997 compared to $13,259,000 or 18.4% of revenues for the nine-month period ended July 31, 1996. The increase was due primarily to the increase of revenues generated from the sale of internally designed products as a percentage of total revenues. That is, internally designed GigaRAID product sales increased from $2,588,000 for the nine-month period ended July 31, 1996 to $25,644,000 for the nine-month period ended July 31, 1997. Internally designed product revenues have a higher gross margin than third-party product revenues. In addition, there was a reduction in costs of components used to manufacture products in the nine-month period ended July 31, 1997 compared to the same period of FY 96.

Selling, general and administrative expenses were $15,939,000 and $13,209,000 for the nine months ended July 31, 1997 and 1996, respectively. The increase in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year represents a combination of certain merger related costs and a partial reinvestment of expense reductions resulting from the Merger, into the addition of personnel intended to increase sales of the Company's products in all channels, including direct sales to end users, VARs and OEMs, as well as support associated therewith.

Research and development expenses were $918,000 and $842,000 for the nine months ended July 31, 1997 and 1996, respectively. The increase in product development costs for the nine months ended July 31, 1997 over the comparable period of fiscal 1996 was primarily due to an increase in personnel and related expenses resulting from the Merger, including additional costs incurred to bring the acquired in-process research and development into a commercially viable product. This is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company has allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility has been established. As required by generally accepted accounting principles, the amount allocated to in-process technology has been recorded as a one-time charge to operations and the amount allocated to existing technology is being amortized over its estimated remaining economic life. The technology in process purchased in the acquisition is in general terms the next generation of Database RAID Architecture which merges IPL's Advanced Controller Technology with ANDATACO's Enterprise Storage Packaging. The research and development costs incurred after the Merger for the two months ended July 31, 1997 were largely incurred to merge the IPL Advanced Controller Technology with the ANDATACO packaging technology, resulting in the initial beta shipment of the GigaRAID/HA product in July 1997 and general availability of this product in September 1997. The post-merger effort in developing this technology represented approximately 33% of the product development cycle, or a two month period of a total six month product development period.

Liquidity and Capital Resources

As of July 31, 1997 and October 31, 1996, the Company's cash balances were approximately $262,000 and $765,000, respectively. The decrease in cash was primarily attributable to expenditures made in the normal course of business. (The changes in assets and liabilities summarized in the statement of cash flows reflect decreases and increases resulting from the operating activities of the Company and do not include the increases in assets and liabilities resulting from the Merger). The $1,244,000 increase in inventories at July 31, 1997 compared to October 31, 1996 is primarily due to a build up of inventory to support the introduction of the GigaRAID/HA product and in anticipation of fourth quarter demand. In addition, approximately $1,000,000 of such inventory increase was due to an inventory return to vendor issue which was subsequently resolved and resulted in the return of approximately $1,000,00 in inventory and a decrease in the same amount of accounts payable. The decrease in accounts receivable and accounts payable of $1,637,000 and $1,722,000 respectively at July 31, 1997 from October 31, 1996 is primarily due to the lower sales volume in the third quarter of FY 1997 compared to the same period in FY 1996. The decrease in accounts payable due to a decrease in volume was partially offset by an increase in accounts payable due to the return to vendor inventory issue discussed above. The increase of $1,198,000 in accrued expenses and other current liabilities is primarily due to the timing of receipt of customer deposits and billing of post and extended warranty contracts.

The Company acquired approximately $1,154,000 of cash in the Merger. The Company's cash position at July 31, 1997 was impacted by one-time transaction costs related to the Merger for both IPL and ANDATACO of approximately $912,000.

The Company currently maintains a credit facility which permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory ($9,200,000 available at July 31, 1997). As of July 31, 1997, the Company had outstanding under this credit line approximately $7,000,000. The credit facility expires on February 15, 1998, consequently borrowings under this line have been classified as current. The Company is currently renegotiating the terms of this credit facility with the bank and expects such credit facility to be renewed for a term of no less than one year.

The shareholder loan is unsecured and due on June 30, 2004, with interest payable at 9 percent per annum to June 30, 2002 thereafter interest shall be payable at a rate equal to the "applicable federal rate" per annum published by the Internal Revenue Service for the month of June 2002 for an instrument with a two (2) year term.

The Company is currently satisfying all working capital and capital expenditure requirements through internally generated cash flows from operations, if any, and borrowings available on its credit facility. Management believes that its financial position and available borrowings on its credit facility will be sufficient to meet the operating requirements of its business for a period of at least twelve months.

Income Taxes

Concurrent with the Merger, ANDATACO changed its taxpayer status from Subchapter S Corporation to a Subchapter C Corporation. As required by the reporting requirements of the Securities and Exchange Commission, effective with that change the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at July 31, 1997 includes losses solely incurred by the Company since the Merger.

Prior to the consummation of the Merger, ANDATACO elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended and consequently all federal income taxes and most state taxes were paid directly by its shareholders. Because of the change in taxpayer status to a Subchapter C Corporation, the Company will be subject to federal and atate income taxes. The tax provision is calculated giving effect to the change of ANDATACO from a Subchapter S Corporation to a Subchapter C Corporation, and the resultant adjustments for U.S. federal and state income taxes as if ANDATACO had been taxed as a C Corporation rather than an S Corporation since inception. No pro forma calculation of income tax is presented because as a Subchapter C Corporation the Company would not have been liable for income taxes due to losses sustained.

No income tax provision or benefit was recorded for the three-month and nine-month periods ended July 31, 1997 and 1996, respectively, due to net losses incurred during those periods, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

The Company has recorded deferred tax assets and liabilities due to its change in taxpayer status to a Subchapter C Corporation. The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

PART II. OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Effective June 3, 1997, IPL changed its fiscal year end from December 31 to October 31.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)        Exhibits

         10.1 Compensation Agreement dated as of July 8, 1997 between the Company and Peter W. Bell

         27        Financial Data Schedule

         99.1      Important Factors Regarding Future Results of IPL systems,
                   Inc.

         b)        Reports on Form 8-K

                   During the three-month period ended July 31, 1997, the following current reports were filed by IPL on Form 8-K under
                   Item 5, Other Events:


        1. Current Report on Form 8-K dated June 3, 1997 announcing the consummation of the merger pursuant to the Agreement and Plan of Merger and Reorganization dated as of February 28, 1997 by and among IPL, IPL Acquisition Corporation, ANDATACO and W. David Sykes.

        2. Current Report on Form 8-K dated June 10, 1997 announcing the change in independent accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IPL SYSTEMS, INC.


Date:    September 12, 1997              By: /s/ Harris Ravine
                                            -----------------------------------
                                         Name: Harris Ravine
                                         Title:   Chief Executive Officer
                                         (on behalf of registrant and as its
                                         principal executive officer)



Date:    September 12, 1997              By: /s/ Richard A. Hudzik
                                            -----------------------------------
                                         Name: Richard A. Hudzik
                                         Title:   Vice President of Finance and
                                         Chief Financial Officer
                                         (on behalf of registrant and as its
                                         principal financial officer)