Form 10-K
period 1997-10-31
IPL SYSTEMS INC
filed 1998-01-29
CIK 351810

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-10370


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

                              ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of January 15, 1998 was $9,329,154 based on the closing sale price of such stock on the Nasdaq SmallCap Market(*) The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, was 23,819,399 on January 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission"), no later than 120 days after October 31, 1997, pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Stockholders to be held on April 8, 1998 are incorporated herein by reference into Part III of this Form 10-K.

--------

(*) Excludes 18,078,381 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership equaled or exceeded 10% of the shares outstanding on January 15, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possess the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business", in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors discussed elsewhere in this Annual Report.

PART I

ITEM  1.   BUSINESS

INTRODUCTION

IPL Systems, Inc. ("IPL" or the "Company") was incorporated in Massachusetts in January 1973. Unless the context indicates otherwise, the "Company" and "IPL" each refers to the Company and its consolidated subsidiaries.

On June 3, 1997, IPL completed a business combination with ANDATACO, a California corporation ("ANDATACO"), whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Although as a legal matter the Merger resulted in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO. The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which include the results of operations of IPL from the date of the Merger.

The Company intends to submit a proposal to its Stockholders at the 1998 Annual Meeting of Stockholders that the Company name be changed from IPL Systems, Inc. to ANDATACO, Inc.

OVERVIEW

IPL designs, manufactures, and distributes storage solutions based on its Application-Specific Architecture ("ASA") for Windows NT and UNIX environments. The Company develops products to meet the individual performance and availability profiles of storage-intensive applications in its target markets.

The Company's open-architecture solutions include Redundant Array of Independent Disks ("RAID") and RAID-ready disk arrays; tape backup and restore products; web storage management and other storage management utilities; and data sharing, remote mirroring and disaster recovery software. These products support multiple server platforms, including Sun Microsystems, Hewlett-Packard, Silicon Graphics, Inc. and various NT systems. The Company backs its products with maintenance, technical support and customized consulting services programs.

The customers for the Company's products represent a cross-section of industries and government agencies operating in distributed client/server as well as centralized computing environments. These customers range in size from FORTUNE 1000 companies to small businesses, and from national to local governments. No one customer accounted for more than 10 percent of total revenue during fiscal years 1997, 1996 or 1995. The Company focused its efforts in 1997 on identifying, and developing solutions for, selected market segments in which ASA-based technology could provide customers with application-specific storage. These markets include, high technology development companies, oil and gas exploration, financial and retail markets with large data warehouse and relational database installations, and video and entertainment.

The Company distributes internally developed products, as well as products from other manufacturers through direct, indirect and original equipment manufacturer ("OEM") sales and service channels throughout the world. Historically the reseller business or the sale of third party non-GigaRAID products accounted for the majority of the Company's revenues, representing 100% of revenues in fiscal 1995 and declining to 37.2% and 34.6% in fiscal 1996 and 1997, respectively.

The Company's goal is to become the leading provider of open systems storage solutions. The principal elements of the Company's business strategy are as follows:

- Develop open systems products based on its intelligent enclosure and controller technology.

- Cooperate with leading hardware and software developers, resellers and systems integrators to enhance its storage and storage management product offerings for end users.

- Develop solutions for the OEM market based on its enclosure and controller technology as well as its web storage management software.

- Expand its service business through the Professional Services Group which was established during the past year.

- Focus on increasing gross margins, following the improvement from fiscal 1996 to fiscal 1997.

- Focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products.

SIGNIFICANT BUSINESS DEVELOPMENTS

Merger with ANDATACO

On June 3, 1997, IPL consummated the Merger with ANDATACO. Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock (the "Common Stock") in exchange for all outstanding shares of capital stock of ANDATACO. The business combination with ANDATACO has allowed the Company to achieve several strategic objectives, including acquiring ANDATACO's customer base, increasing the Company's revenues, realizing certain cost savings and adding ANDATACO's skilled and experienced personnel.

The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated remaining economic life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight line basis over its estimated useful life of five years.

PRODUCTS

The Company strives to meet its customers' storage and information management needs by providing the market with comprehensive, performance-oriented and flexible storage solutions. During 1997, the Company developed and introduced ASA. Through ASA, the attributes of storage products are matched to the unique data patterns of the applications driving storage growth in the Company's target markets. These applications include digital video, seismic processing, data warehousing, online transaction processing (OLTP) and general technology development. ASA-based products announced in 1997 include GigaRAID/HA and GigaRAID/SX. These products are additions to the GigaRAID High Availability Series (the "GigaRAID Series") of advanced disk arrays, RAID-ready disk arrays, disk and tape library systems, and data management software consisting of distributed network backup recovery and restore solutions.

The GigaRAID Series is a family of RAID and RAID-ready disk and tape storage systems that are combined with ANDATACO's proprietary, award-winning modular packaging architecture, Enterprise Storage Packaging ("ESP"), to create complete storage solutions. The GigaRAID/HA provides high performance and availability for database/OLTP applications characterized by small block/random data processing. Other GigaRAID Series products, including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing.

RAID is a method of storing data on disk/tape drives controlled either by software in the host computer or by a hardware-based controller board that either physically resides in the host computer or inside the storage system itself. In contrast, RAID-ready storage systems do not use any of the foregoing RAID storage system methodologies; rather they rely on the host system to perform the RAID functions, while maintaining the high-availability attributes required of a RAID enclosure.

GigaRAID products differ from other RAID and RAID-ready systems. The primary difference is that GigaRAID incorporates the Company's ESP, which contains features that provide for (i) hot swappable disk and tape canisters; (ii) error reporting of critical components, such as temperature, power and fan health, and hard and soft disk/tape error rates, all of which can be reported through visual, audible and electronic media; (iii) the ability to support most types of older and newer generation SCSI disk/tape interfaces, such as Ultra SCSI; (iv) cableless architecture; and (v) the ability to support drives that operate at 10,000 RPMs. Another key differentiator for the GigaRAID Series is its software, Web Storage Manager (WSM). WSM was one of the first browser-based storage management software to be released on the market, and allows easy-to-use graphical user interface for both RAID-ready and RAID products. The GigaRAID Series includes GigaRAID/SA, which is a rackmount or deskside-tower single controller Ultra SCSI RAID system, and GigaRAID/HA, which is a rackmount single or dual controller Ultra SCSI RAID system.

The GigaRAID Series product line also includes GigaRAID 3000, which is a desktop disk/tape based non-RAID storage system and GigaRAID 8000, which is a rackmount or deskside tower disk/tape based non-RAID storage system. The Company also markets automatic tape libraries and DLT tape technology.

SALES AND MARKETING

The Company distributes its internally developed products, and products from other manufacturers, through a network of 23 sales offices, and through distributors in Europe, Asia, Latin America, Canada and Australia. In the United States, the Company sells its products directly to end users through its field sales organization and indirectly through selected distributors. The Company's domestic sales organization consists of approximately 71 persons located in 23 sales offices in 12 states. The Company's sales force is supported by its Professional Services Group, a group comprised of the professional services division and technical support personnel consisting of approximately 12 system engineers who provide on-site maintenance, help desk support, contract programming, project management, and consulting services. The Professional Services Group, which was formed in late fiscal 1997, will serve an integral role in the Company's sales and marketing strategy, by providing superior customer service and technical support.

During 1997, the Company transitioned its sales force from a distribution sales model to a solution-selling model. This transition was necessary in order to attain higher margin and higher volume sales. The Company recruited and hired a senior level vice president of worldwide sales to implement the solution-selling model by attracting senior sales executives with the ability to penetrate large accounts.

The multi-billion dollar open systems market continues to demonstrate rapid growth in storage requirements, primarily driven by continued deployment of new client/server applications. This market is characterized by a broad mix of computing platforms that offer customers the ability to quickly develop new applications required for today's highly competitive business environment. The Company's primary market, RAID disk storage, is estimated by International Data Corporation (IDC) to account for 83% of total storage revenue, or $19 billion, currently. By the year 2000, IDC projects that 90% of all multi-user storage subsystem revenue will be RAID-based. IDC further projects that the UNIX market will grow to $12.5 billion in revenues by the year 2000, and that the Windows NT market will grow to $8.4 billion in the same year. The Company intends to continue product development based on Ultra SCSI and fibre channel drive interfaces. IDC projects a continuing strong market for Ultra SCSI with some flattening out by 1999, and growth for fibre channel through the year 2000.

ORDER BACKLOG

The Company generally ships products within 30 days after receipt of a purchase order. Historically, the Company has had little backlog at any given time and does not consider backlog to be a significant or important measure of sales for any future period. As a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter.

MANUFACTURING AND SUPPLIERS

Manufacture of the Company's disk drive sub-systems and tape drive systems involves the assembly of purchased electro/mechanical components, custom-made printed circuit boards fabricated in accordance with the Company's proprietary designs, storage devices, standard integrated circuits and power supplies. All products manufactured by the Company in this manner are then tested in the Company's quality assurance program.

The Company has, and will continue to, rely on outside vendors to manufacture certain electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company's reliance on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required products, reduced control over the price, timely delivery, reliability and quality of finished products. The Company does not have any long-term supply agreements with its suppliers. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities, or any other circumstance that could require the Company to seek alternative sources of supply or to manufacture its own electronic components, subassemblies and manufacturing equipment internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and could have a material adverse effect on the Company's business and operating results. See "Certain Risk Factors Related to the Company's Business - Dependence on Suppliers."

COMPETITION

The computer data storage industry is intensely competitive and is characterized by rapid technological change and constant price pressure. The Company competes with a number of companies in various markets, including EMC Corporation, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq Computer Corporation and Digital Equipment Corporation ("DEC"), each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company believes that to date no dominant leader has emerged in the high bandwidth segment of the open systems market. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly DEC, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq and EMC Corporation.

In addition, increased competitive pressure could lead to intensified priced-based competition, which could result in a decline in both sales volume and price reductions. These factors would have a material adverse effect on the Company's results of operations. There also has been, and may continue to be, a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

The principal elements of competition in the Company's markets include rapid introduction of new technology, product quality and reliability, price and performance characteristics, service and support, and responsiveness to customers. The Company believes that, in general, it competes favorably in many of these areas. However, there can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations. See "Certain Risk Factors Related to the Company's Business - Competition and Risks Associated with New Product Introductions and Rapid Technological and Market Changes."

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

The Company believes that its success in developing new products depends primarily upon the technical competence and creative skills of its personnel rather than on the ownership of copyrights or patents. Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. If any infringement exists the Company would seek, based upon industry practice, licenses to such patents, but there can be no assurance that the Company will be able to obtain any such licenses on terms which would not have a material adverse effect on its business. The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company's business could be adversely affected.

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



EMPLOYEES

As of January 15, 1998, the Company employed approximately 218 full-time employees, of whom approximately 20 were employed in research and development, 110 in sales, marketing and customer support and 88 in operations and administration. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company's management believes its employee relations to be good.

Executive Officers and Key Employees

The executive officers and key employees of the Company and their ages as of January 15, 1998 are as follows:


           NAME                        AGE     POSITIONS HELD
           Harris Ravine               55      Chief Executive Officer of the Company
           W. David Sykes              41      President
           Richard A. Hudzik           54      Vice President Finance, Chief Financial Officer,
                                               Treasurer and Clerk
           Peter W. Bell               32      Vice President of Worldwide Sales
           Anita D. Buchanan           55      Vice President of Marketing


         Harris Ravine was elected Chairman of the Board and appointed Chief Executive Officer of the Company upon the consummation of the Merger. Mr. Ravine has served as Chief Executive Officer and as Chairman of the Board of Directors of ANDATACO since June 1997. From 1995 through May 1997, he was a principal in BI Capital, a private venture capital group investing in technology and medical start up opportunities. From 1985 to 1994, Mr. Ravine held senior executive positions with Storage Technology Corporation, most recently as Executive Vice President, Chief Administrative Officer and Group Officer for midrange and UNIX applications. Mr. Ravine is a member of the board of directors of Amplicon Financial, Inc., a publicly-held financial services company.

         W. David Sykes founded ANDATACO in November 1986 and served as its President and Chief Executive Officer until the Merger, at which time Mr. Sykes was elected Vice Chairman of the Board of Directors and appointed President of the Company. He has also served as a director of ANDATACO since November 1986.

         Richard A. Hudzik joined ANDATACO as Chief Financial Officer in October 1996 and was appointed Vice President - Finance, Chief Financial Officer, Treasurer and Clerk of the Company at the time of the Merger. From November 1990 through October 1996, Mr. Hudzik served as Vice President and Chief Financial Officer of Autosplice, Inc., a privately held manufacturer of printed circuit board components and related equipment. Prior to November 1990, Mr. Hudzik served in various executive capacities with certain manufacturing and high technology companies, including ITT and Johnson and Johnson.

           Peter W. Bell has served as Vice President of Worldwide Sales of the Company since July 1997. Prior to joining the Company, Mr. Bell was Executive Vice President of NetXchange Communications, an emerging Internet telephony software company, where he was responsible for worldwide sales and marketing. From 1986 to 1996, Mr. Bell held various management positions at EMC Corporation, including, sales, marketing and operations, and most recently, Director of the Open Systems Group for North America.

           Anita D. Buchanan joined the Company in 1991 as Director of Corporate Communications and Investor Relations. Ms. Buchanan was named Vice President of Marketing in October 1995. Prior to joining the Company, Ms. Buchanan was Vice President of Marketing and Software Sales for Selectrum, Inc., an IBM industry remarketer and provider of local network solutions for IBM systems.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

Rapid Technological and Market Changes. The market for the Company's products is characterized by rapidly changing technology and evolving customer needs which increasingly shorten the life cycles of existing products and require ongoing development and introduction of new products at an increasingly rapid rate. The Company's ability to realize its expectations will depend on its success at enhancing its current offerings, developing new products that keep pace with developments in technology and meet evolving customer requirements for performance and price, and delivering those products with appropriate customer service and support. This will require, among other things, correctly anticipating customer needs, hiring and retaining personnel with the necessary skills and creativity, and providing adequate resources for product development. Failure by the Company to anticipate or respond adequately to technological developments and customer requirements, significant delays in the development, product testing, or availability of new or enhanced products, or the failure of customers to accept such products could adversely affect the Company's technological position and operating results. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that have superior price or performance characteristics compared to any products being offered or developed by the Company.

Fluctuations in Operating Results; Recent Losses. The Company has recently experienced losses from operations and may in the future experience further losses and significant period-to-period fluctuations in operating results. The Company's revenues in any quarter are dependent on the timing of product shipments as well as the status of competing product introductions. Like many other high technology companies, a disproportionately large percentage of quarterly sales occur in the closing weeks of each quarter.

Dependence on Key Personnel. The success of the Company's operations depends on its ability to attract and retain experienced technical, sales, marketing and management personnel. Such personnel are in great demand and the Company must compete for their services. Any failure to attract and retain such personnel could have a material adverse effect on the Company's ability to develop and market competitive products.

Dependence on Suppliers. The Company has and will continue to rely on outside vendors to manufacture certain subsystems and electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company's reliance on sole suppliers or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required products and reduced control over the price, timely delivery, reliability and quality of finished products. The Company does not have any long-term supply agreements with its suppliers. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities, or any other circumstance that could require the Company to seek alternative sources of supply or to manufacture its own electronic components, subassemblies and manufacturing equipment internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and could have a material adverse effect on the Company's business and operating results.

Quarterly Trends; New Product Introductions. The Company historically has experienced significant fluctuations in its quarterly revenues and operating results, including net income, and anticipates that these fluctuations will continue. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, customer ordering patterns, and delays in product development. In addition, new products typically have a lengthy evaluation period before any purchase is made.

Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition. In addition, certain of the Company's suppliers are also competitors. Price reductions made by these suppliers to their customers without similar price reductions to the Company could have a material adverse effect on the Company.

Stock Price Volatility. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

Control of Majority Stockholder. W. David Sykes the Company's President and Vice Chairman of the Board and his affiliates beneficially own 75.9% of the Company's outstanding Common Stock. As a result, Mr. Sykes will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholder and to generally control the affairs and management of the Company. In addition, the voting power of Mr. Sykes under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

Transition From Reseller Business to Manufacturing Business. Historically, the reseller business of the Company accounted for the majority of the Company's revenues. In fiscal 1997, revenue from the sale of third party non-GigaRAID products accounted for 34.6% of revenues. Such decline is attributed to the Company's strategy to focus increased resources on the design, development, manufacturing and marketing of internally developed products. There can be no assurance, however, that the Company will be successful in developing any new products. The Company's success will depend, in part, on its ability to maintain and enhance its existing products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost-effective manner, or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, would materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance.

Moreover, the introduction of products embodying new technology and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend on its ability to continue to develop and manufacture new competitive products and to enhance its existing products, both of which will require continued investment in engineering and product development. The success of product enhancements and new products depends on a variety of factors, including product selection and specification, timely and efficient completion of product design, cost effective implementation of manufacturing and assembly processes and effective sales and marketing efforts. There can be no assurance that the Company will be able to successfully manage all of the diverse aspects of successful new product development in order to develop and maintain competitive products.

ITEM  2.   PROPERTIES

The Company's principal administrative, marketing and sales activities are located in approximately 42,400 square feet of facilities in San Diego, California leased from an entity owned by the president and principal shareholder of the Company. The space is occupied under a lease agreement that expires in March 2003. The Company also leases approximately 24,400 square feet of office and manufacturing space located in Maynard, Massachusetts, primarily for research and development activities, for a term extending through March 31, 1998. See Note 9 of the Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party, other than routine litigation incidental to its business, which, in the opinion of its management, is unlikely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the quarter ended October 31, 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol IPLS. The following table reflects, for the period indicated, the high and low sales prices for the Common Stock as reported by Nasdaq.


                                                       Price
                                                       -----
Year                                       High                        Low
----                                       ----                        ---
1997          First Quarter               $2.125                    $1.3375
              Second Quarter               2.625                     1.4175
              Third Quarter                1.75                      0.9375
              Fourth Quarter               2.75                      1.3125

1996          First Quarter                5.875                     2.50
              Second Quarter               8.25                      3.50
              Third Quarter                4.25                      1.875
              Fourth Quarter               2.50                      1.25

On January 15, 1998, the last sale price of the Company's Common Stock was $1.625, and there were approximately 273 record holders and more than 2,565 beneficial holders of the Company's Common Stock.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of its business.

Recent Sales of Unregistered Securities

During fiscal 1997, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(1) On June 3, 1997, the date the Merger was consummated, the Company issued 92,199 shares of Common Stock to Richard A. Hudzik pursuant to the terms of an offer letter entered into between ANDATACO and Mr. Hudzik.

(2) On October 31, 1997, the Company issued 15,000 shares of Common Stock to Thomas Linnell pursuant to the terms of an employment agreement.

The issuance of the Common Stock described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act") by virtue of section 4(2) and/or Regulation D promulgated thereunder and by virtue of Rule 701 promulgated thereunder in that the shares were issued pursuant to written contracts relating to compensation, as provided by Rule 701.

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial data, insofar as it relates to each of the fiscal years 1993 through 1997, have been derived from audited consolidated financial statements and notes thereto. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto set forth at the pages indicated in Item 14(a)(1).

                                                                Year Ended October 31,
                                                   ------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                   ----       ----       ----       ----       ----
                                                     (in thousands, except for per share amounts)
Sales                                            $93,259    $99,733    $ 100,048   $83,559   $71,703
Operating (loss) income                           (5,098)       811        2,838       181       520
Net (loss) income                                 (6,209)        39        2,106      (202)       45
Net (loss) income per share                        (0.30)      0.00         0.12     (0.01)     0.00
Shares used to compute per share data             20,464     18,168       18,184    18,078    18,078

Working capital                                  $ 5,169    $ 8,932     $  3,639   $ 2,069   $ 2,104
Total assets                                      29,989     23,667       26,481    18,285    19,948
Shareholders' equity (deficit)                     4,736       (798)       2,118        12       214


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein as well as elsewhere in this report contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include but are not limited to fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the computer storage industry and other factors referred to herein including but not limited to the factors discussed under the caption "Certain Risk Factors Related to the Company's Business." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

IPL designs, manufactures, and distributes storage solutions based on its ASA for Windows NT and UNIX environments. The Company's open-architecture solutions include RAID and RAID-ready disk arrays; tape backup and restore products; and storage management, data sharing, remote mirroring and disaster recovery software. The Company distributes internally developed products, as well as products from other manufacturers, through direct, indirect and OEM sales and service channels throughout the world.

The Company's key markets, NT and UNIX storage, are expected to continue their rapid growth. IPL's recently announced ASA is driving all of the Company's product development efforts, from additions to the GigaRAID Series to the development of new software.

The Company strives to meet its customers' storage and information management needs by providing the market with comprehensive, performance-oriented and flexible storage solutions. Recognizing that applications have unique data patterns, the Company developed a design process that matches its storage solution systems to these individual patterns. The Company's products include the GigaRAID Series of advanced disk arrays, RAID-ready disk arrays, disk and tape library systems, and data management software consisting of distributed network backup recovery and restore solutions. The GigaRAID Series is a family of RAID and RAID-ready disk and tape storage systems that are combined with ANDATACO's proprietary, award-winning modular packaging architecture, ESP, to create complete storage solutions.

Historically, the reseller business or the sale of third party non-GigaRAID products accounted for the majority of the Company's revenues, representing 100% of revenues in fiscal 1995 and declining to 37.2% and 34.6% in fiscal 1996 and 1997, respectively. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products.

Effective June 3, 1997, the Company consummated the Merger with ANDATACO. Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. The combination with ANDATACO has allowed the Company to achieve several strategic objectives, including acquiring ANDATACO's customer base, increasing the Company's revenues, realizing certain cost savings and adding ANDATACO's skilled and experienced personnel.

The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated remaining economic life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight line basis over its estimated useful life of five years.

Included in the results of operations for fiscal 1997 are certain Merger-related costs, including $2,400,000 for acquired in-process research and development; $400,000 of amortization expense for existing purchased technology and $697,000 for goodwill amortization. The Company's cash position at October 31, 1997 was impacted by one-time transaction costs related to the Merger for both IPL and ANDATACO of approximately $912,000.

In addition, the Merger impacted the Company's performance as the time required to affect the integration of operations and administration, and the restructuring of its combined sales and service organization, diverted personnel and management resources from day to day operating activities to the one-time activities required for the Merger.

As part of the Company's plans to reshape and position the Company for a return to profitability, the Company incurred an increase in its selling, general and administrative ("SG&A") costs in fiscal 1997 in order to develop its sales organization and its overall infrastructure.

In late 1997 the Company announced the creation of the Professional Services Group. The Professional Services Group provides customized service programs for customers including on-site maintenance, help desk support, contract programming, project management, and consulting. This new element of the Company's business required an initial investment in 1997 for key management, technical and support personnel.

The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this Annual Report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

The following table sets forth for the Company's results of operations and the percentage relationship of certain items to sales during the periods shown:


                                                                       Year ended October 31,
                                                                       ----------------------
                                                            1997               1996             1995
                                                            ----               ----             ----
Sales                                                      100.0%            100.0%           100.0%
Cost of sales                                               76.9              80.6             79.0
                                                            ----             -----             ----

Gross profit                                                23.1              19.4             21.0
                                                            ----             -----             ----

Operating expenses:
   Selling, general and administrative                      24.3              17.4             17.9
   Rent expense to shareholder                               0.3               0.3              0.3
   Purchased research and development                        2.6                 -                -
   Research and development                                  1.4               0.9                -
                                                            ---              -----             ----
Total operating expenses                                    28.6              18.6             18.2
                                                            ----             -----             ----

(Loss) income from operations                               (5.5)              0.8              2.8

Other expense, net                                          (1.2)             (0.8)            (0.7)
                                                            ----             -----             ----

Net (loss) income                                           (6.7)%             0.0%             2.1%
                                                            ====             =====             ====

The following table sets forth the Company's product mix as a percentage of sales during the periods shown:


                                                                       Year ended October 31,
                                                            ----------------------------------------
                                                            1997               1996             1995
                                                            ----               ----             ----
GigaRAID Product Family:
   GigaRAID/SA/HA                                           15.0%              0.5%               -
   GigaRAID FT                                              13.8               9.6                -
   GigaRAID 3000/8000                                       20.0               5.0                -
                                                            ----             -----            -----

                                                            48.8              15.1                -
                                                            ----             -----            -----

Non-GigaRAID Mass Storage Products:
   Rapid Tape                                                1.1               1.9                -
   RAID Lite                                                 1.4              11.8                -
   RAID-ready Disk Arrays                                    4.9              20.9                -
   Tape Library Systems                                      9.2              13.1                -
                                                            ----             -----            -----

                                                            16.6              47.7                -
                                                            ----             -----            -----
Non-GigaRAID Distribution Product:
   ATL                                                       3.3               2.3                -
   Other                                                    31.3              34.9            100.0%
                                                            ----             -----            -----

                                                            34.6              37.2            100.0
                                                            ----             -----            -----

                                                           100.0%            100.0%           100.0%
                                                           =====             =====            =====

Revenues in fiscal 1997 were $93,259,000 compared with $99,733,000 in fiscal 1996. The 6.5% decrease in revenue is primarily attributable to a decrease of $32,127,000 in sales of non-GigaRAID mass storage products including RAID Lite and RAPID-Tape products and a decrease of $4,760,000 in sales of non-GigaRAID distribution products. This decrease was partially offset by a $27,112,000 increase in sales of internally developed GigaRAID products and a $3,300,000 increase in distribution of GigaRAID products. The decrease in non-GigaRAID distribution product sales in fiscal 1997 compared to fiscal 1996 is consistent with the Company's strategy to focus its sales organization on internally designed products capable of producing higher margins. Although the Company plans to continue to sell third-party non-GigaRAID products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed products. The decrease in revenues was further impacted by the Merger. The time required of management to affect the integration of operations and administration, and the restructuring of the combined sales and service organization, diverted personnel and management resources from day to day operating activities.

In fiscal 1996, the Company's revenues remained relatively flat at $99,733,000 compared to $100,048,000 in fiscal 1995.

Notwithstanding the decline in revenues, gross profit in fiscal 1997 was $21,577,000, representing approximately 23.1% of revenues, compared to $19,358,000 in fiscal 1996, representing 19.4% of revenues. This increase in gross profit was primarily attributable to increased revenues from higher margin internally designed and integrated GigaRAID products as a percentage of total revenues in fiscal 1997 as compared to fiscal 1996. In addition, there was a reduction in costs of certain components used to manufacture products in fiscal 1997 compared to fiscal 1996.

Gross margins decreased slightly to 19.4% in fiscal 1996 compared with 21.0% in fiscal 1995.

SG&A expenses increased $5,322,000, or 30.8%, to $22,620,000 in fiscal 1997 as compared with $17,298,000 in fiscal 1996. SG&A consists primarily of salaries, commissions and employee benefits, as well as consulting, advertising, promotion and certain merger related expenses. In fiscal 1997, the Company had an additional $2,133,000 of SG&A related to the Merger between ANDATACO and IPL, including $1,036,000 representing the portion of IPL expenses not eliminated as a result of the Merger in order to effect the integration, goodwill amortization of $697,000, and $400,000 of amortization of existing purchased technology related to the Merger. Before the impact of these charges in fiscal 1997, SG&A expenses increased $3,189,000, or 18.4%. This increase is primarily due to costs associated with the development of the Company's sales organization and overall infrastructure including the addition of sales and support personnel; the focus of its sales organization on internally designed and other GigaRAID products capable of producing higher margins; the development of alternative distribution channels; and the addition of key management, service and engineering personnel.

SG&A expenses decreased approximately $506,000, or 2.8%, to $17,298,000 in fiscal 1996 from $17,804,000 in fiscal 1995. Fiscal 1995 SG&A expenses included a $1,000,000 bonus paid to the Company's principal stockholder. No such bonus was paid in fiscal 1996. The decrease was partially offset by costs associated with additional sales and support personnel and related overhead costs.

Research and development increased $406,000, or 44.2%, in fiscal 1997 to $1,325,000 from $919,000 as compared with fiscal 1996. Such expenses consist primarily of salaries, employee benefits, overhead and outside contractors. The increase in product development costs in fiscal 1997 over fiscal 1996 was primarily due to an increase in personnel and related expenses resulting from the Merger, including additional costs incurred to further develop the acquired in-process research and development. This is in line with the Company's strategy to continue to focus increased resources on design and development of products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

Research and development expense was $919,000 in fiscal 1996 as compared to $0 in fiscal 1995. The increase in development costs in fiscal 1996 over fiscal 1995 was due to the establishment of research and development efforts in fiscal year 1996 by the Company. New products developed include ANDATACO's ESP product line.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated remaining economic life. The in-process research and development purchased in the acquisition generally relates to the next generation of Database RAID Architecture which merges IPL's Advanced Controller Technology with ANDATACO's ESP. The research and development costs incurred after the Merger were largely incurred to merge the IPL Advanced Controller Technology with the ANDATACO packaging technology, resulting in the initial beta shipment of the GigaRAID/HA in July 1997 and general availability in September 1997. The post-merger effort in developing this technology represented 33% of the product development cycle, or a two month period of a total six month product development period.

Interest expense increased $178,000, or 37.7%, to $650,000 in fiscal 1997 from $472,000 in fiscal 1996. The increase is primarily a result of an increase in bank borrowings throughout the year and an increase in the Company's effective borrowing rate in fiscal 1997 as compared to fiscal 1996. Interest expense on the shareholder loan increased $160,000, or 53.2%, to $461,000 in fiscal 1997 from $301,000 in fiscal 1996. The increase is the result of an increase in the shareholder loan balance.

Interest expense increased $60,000, or 14.6%, to $472,000 in fiscal 1996 from $412,000 in fiscal 1995. The increase is primarily a result of increased bank borrowings in fiscal 1996 as compared to fiscal 1995.

In 1997 the Company had a net loss of $6,209,000, or $ 0.30 per share, compared with 1996 net income of $39,000, or $0.00 per share.

In 1996 the Company had net income of $39,000, or $0.00 per share, compared with 1995 net income of $2,106,000, or $0.12 per share.

QUARTERLY TRENDS

The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its products, and the majority of its revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the distribution channel satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, delays in product development, and licensing of the Company's products and core technology. In addition, new products typically have a lengthy evaluation period before any purchase is made.

STOCK PRICE VOLATILITY

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash as of October 31, 1997 was $41,000 compared with $765,000 at October 31, 1996. The decrease in cash is primarily attributable to net cash used in financing activities for payments on notes payable and a net reduction in the bank line of credit of $449,000 in fiscal 1997, and expenditures made in the normal course of business. (The changes in assets and liabilities summarized in the statement of cash flows reflect decreases and increases resulting from the operating activities of the Company and do not include the increases in assets and liabilities resulting from the Merger).

The Company acquired approximately $1,154,000 of cash in the Merger. The Company's cash position at October 31, 1997 was impacted by one-time transaction costs related to the Merger for IPL of $434,000 and for ANDATACO of approximately $478,000. The IPL transaction costs were accrued and expensed prior to the Merger date and the ANDATACO transaction costs were capitalized as part of the purchase price.

Accounts receivable decreased 16.4% from $12,980,000 at October 31, 1996 to $10,846,000 at October 31, 1997, primarily as a result of the decrease in revenue. As a result, working capital decreased by $3,763,000 to $5,169,000 at October 31, 1997 from that of the prior year.

The Company expects to be able to satisfy all working capital and capital expenditure requirements through internally generated cash flows from operations, and borrowings available on its credit facility. Management believes that its financial position and available borrowings on its credit facility will be sufficient to meet the operating requirements of its business for a period of at least twelve months.

SELECTED QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.

                                        Jan. 31,          April 30,         July 31,         Oct. 31,
Fiscal 1997                              1997              1997               1997             1997
                                       ---------        ---------          ---------         ------
Sales                                  $  25,497        $  21,540         $  22,057         $ 24,165
Gross profit                               5,992            4,587             4,906            6,092
Income (loss) from operations                235             (111)           (3,896)          (1,326)
Net loss                                    (110)            (339)           (4,169)          (1,591)
Net loss per share                         (0.01)           (0.02)            (0.19)           (0.07)


                                        Jan. 31,          April 30,         July 31,         Oct. 31,
Fiscal 1996                              1996              1996               1996             1996
                                       ---------        ---------          ---------         ------
Sales                                  $  25,551        $  20,385         $  26,026         $ 27,771
Gross profit                               4,650            3,641             4,968            6,099
(Loss) income from operations               (218)          (1,249)              675            1,603
Net (loss) income                           (404)          (1,426)              469            1,400
Net (loss) income per share                (0.02)           (0.08)             0.03             0.07


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and supplementary data required by this item are set forth in the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ON FINANCIAL DISCLOSURE

Prior to the Merger, Deloitte & Touche LLP ("Deloitte & Touche") had served as the Company's independent accountants, and Price Waterhouse LLP ("Price Waterhouse") had served as ANDATACO's independent accountants. Price Waterhouse, as independent accountants for ANDATACO, was consulted by ANDATACO's management on the proposed accounting for the Merger. The new management of the Company following the Merger determined to engage Price Waterhouse as the Company's independent accountants after completion of the Merger and so notified Deloitte & Touche. On June 10, 1997, the Company's Board of Directors ratified management's decision to engage Price Waterhouse as the Company's independent accountants for the fiscal year ending October 31, 1997.

The reports of Deloitte & Touche for the two fiscal years ended December 31, 1995 and 1996 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, financial statement disclosure or practice, except that the report for the year ended December 31, 1996 included an explanatory paragraph relating to an uncertainty regarding the ability of the Company (prior to the Merger) to continue as a going concern. Moreover, during such two fiscal years and any subsequent interim period preceding the date of the Company's change in accountants, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with their report. The Company has furnished a copy of the disclosure contained in this item to Deloitte & Touche requesting such firm to respond as to whether it agrees with the information set forth herein relating to such firm. Deloitte & Touche has responded that it agrees with the statements made herein with respect to such firm.

PART III
ITEM  10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Executive Officers" in Part I Item 1 hereof for information regarding executive officers. The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on April 8, 1998 (the "Proxy Statement").

ITEM  11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement.

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" of the Proxy Statement and Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                             Page Number
                                                                                             -----------
(a)(1)  Index to Consolidated Financial Statements:

        The financial statements required by this item are contained in a separate section beginning on page F-1 of this Annual Report on Form
        10-K.

        Report of Independent Accountants...............................................        F-1

        Consolidated Balance Sheet as of October 31, 1997 and 1996......................        F-2

        Consolidated Statement of Operations for the Years
         Ended October 31, 1997, 1996 and 1995..........................................        F-3

        Consolidated Statement of Cash Flows for the Years
         Ended October 31, 1997, 1996 and 1995..........................................        F-4

        Consolidated Statement of Shareholders' Equity (Deficit)
         For the Years Ended October 31,1997, 1996, and 1995............................        F-5

        Notes to Consolidated Financial Statements......................................        F-6


 (a)(2) Index to Financial Statement Schedules:

        The financial statement schedules required by this item are submitted in a separate section beginning on page S-1 of this Annual Report on Form
        10-K and should be read in conjunction with the Consolidated Financial
        Statements.

        Schedule VIII -- Valuation and Qualifying Accounts                                       S-1


        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto appearing elsewhere in this Annual Report on Form 10-K.

 (a)(3)  Index to Exhibits:

  Exhibit
  Number          Description of Document
  ------          -----------------------
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

   10.10  Stock Option Agreement dated as of December 4, 1995 between the
          Company and Ronald J. Gellert, filed as Exhibit 10.10 to the 1995 Form
          10-K and incorporated herein by reference.

   10.11  1996 Consolidated Equity Incentive Plan, filed as Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996 (the "1996 Form 10-K") and incorporated herein by reference.

   10.12 Consulting Agreement dated as of October 1, 1996 between the Company and Cornelius P. McMullan, filed as Exhibit 10.12 to the 1996 Form
          10-K and incorporated herein by reference.

   10.13 Consulting Agreement dated as of October 1, 1996 between the Company and Harris Ravine, filed as Exhibit 10.13 to the 1996 Form 10-K and incorporated herein by reference.

   10.14 Consulting Agreement dated as of January 1, 1997 between the Company and BI Capital, Ltd., filed as Exhibit 10.14 to the 1996 Form 10-K and incorporated herein by reference.

   10.15  Consulting Agreement dated as of March 1, 1997 between the Company and
          Harris Ravine, filed as Exhibit 10.15 to the 1996 Form 10-K and incorporated herein by reference.

   10.16  OEM Agreement dated as of February 25, 1997 between the Company and
          ANDATACO, filed as Exhibit 10.16 to the 1996 Form 10-K and incorporated herein by reference.

   10.17 Lease Agreement dated as of January 1, 1993 and Addendum dated as of October 1, 1994, between the Company and Syko Properties, Inc.

   10.18  Line of Credit Agreement dated as of December 1, 1997 and Addendum dated as of December 15, 1997 between Imperial Savings Bank and the Company.

   10.19  Employment Agreement dated as of May 1, 1997 between ANDATACO and
          Harris Ravine.

   10.20  Employment Agreement dated as of May 1, 1997 between ANDATACO and W.
          David Sykes.

   10.21  Noncompetition Agreement dated as of June 3, 1997 between ANDATACO and
          W. David Sykes.

   10.22 Letter Agreement regarding employment terms dated September 20, 1996 between the Company and Richard A. Hudzik.

   10.23 Compensation Agreement dated as of July 8, 1997 between the Company and Peter W. Bell, filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference.

   10.24  Promissory Note dated February 10, 1997, between the Company and W. David Sykes.

   11.1   Computation of Net Income per Common Share.

   21.1   List of subsidiaries.

   23.1   Consent of Price Waterhouse LLP, Independent Accountants.

   27.1   Financial Data Schedule


          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibits 10.3, 10.5 through 10.15 and 10.19 through 10.23 to this Form 10-K are management contracts or compensatory plan arrangements.

         REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the quarter ended October 31, 1997.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, IPL Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Diego, State of California on the 28th day of January, 1998.

                                IPL SYSTEMS, INC.


                                      By: /s/ Harris Ravine
                                          -----------------------------
                                          Harris Ravine
                                          Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harris Ravine and W. David Sykes, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their of his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                                Title                                  Date
   ---------                                -----                                  ----
/s/ Harris Ravine                     Chief Executive Officer                   January 28, 1998
-------------------------------       and Director (Principal
    Harris Ravine                     Executive Officer)



/s/ W. David Sykes                    President and Chairman                    January 28, 1998
-------------------------------       of the Board and Director
   W. David Sykes


/s/Richard A. Hudzik                  Vice President - Finance,                 January 28, 1998
-------------------------------       Chief Financial Officer, Treasurer
   Richard A. Hudzik                  and Clerk (Principal Financial
                                      and Accounting Officer)



/s/ Cornelius P. McMullan             Director                                  January 28, 1998
-------------------------------
   Cornelius P. McMullan


/s/ Melville Straus                   Director                                  January 28, 1998
-------------------------------
   Melville Straus

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Shareholders of IPL Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of IPL Systems, Inc. and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP


San Diego, California
December 12, 1997

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET


                                                                            OCTOBER 31,
                                                                --------------------------------
                                                                    1997                1996
                                                                ------------        ------------
ASSETS

Current assets:
   Cash                                                         $     41,000        $    765,000
   Accounts receivable, net                                       10,846,000          12,980,000
   Inventories                                                     7,458,000           7,149,000
   Other current assets                                              353,000             214,000
                                                                ------------        ------------

     Total current assets                                         18,698,000          21,108,000

Goodwill, net                                                      7,665,000                  --
Property and equipment, net                                        3,599,000           2,463,000
Other assets                                                          27,000              96,000
                                                                ------------        ------------

                                                                $ 29,989,000        $ 23,667,000
                                                                ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                             $  7,660,000        $ 10,053,000
   Accrued expenses                                                4,202,000           1,559,000
   Deferred revenue                                                1,554,000             400,000
   Current portion of notes payable                                  113,000             164,000
                                                                ------------        ------------

     Total current liabilities                                    13,529,000          12,176,000
                                                                ------------        ------------

Bank line of credit                                                6,500,000           7,053,000
Bonuses payable                                                           --             167,000
Notes payable, less current portion                                   28,000             142,000
Shareholder loan                                                   5,196,000           4,927,000
                                                                ------------        ------------

     Total long-term liabilities                                  11,724,000          12,289,000
                                                                ------------        ------------

Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
   Common stock, $0.01 par value; 30,000,000 shares
     authorized; 23,819,399 shares issued and outstanding            238,000               2,000
   Additional paid in capital                                     10,107,000                  --
   Accumulated deficit                                            (5,609,000)           (800,000)
                                                                ------------        ------------

     Total shareholders' equity (deficit)                          4,736,000            (798,000)
                                                                ------------        ------------

                                                                $ 29,989,000        $ 23,667,000
                                                                ============        ============


          See accompanying notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 YEAR ENDED OCTOBER 31,
                                                -------------------------------------------------------
                                                    1997                  1996                 1995
                                                -------------        -------------        -------------
Sales                                           $  93,259,000        $  99,733,000        $ 100,048,000

Cost of sales                                      71,682,000           80,375,000           79,076,000
                                                -------------        -------------        -------------

   Gross profit                                    21,577,000           19,358,000           20,972,000

Operating expenses:
   Selling, general and administrative             22,620,000           17,298,000           17,804,000
   Rent expense to shareholder                        330,000              330,000              330,000
   Purchased research and development               2,400,000                   --                   --
   Research and development                         1,325,000              919,000                   --
                                                -------------        -------------        -------------

                                                   26,675,000           18,547,000           18,134,000
                                                -------------        -------------        -------------

(Loss) income from operations                      (5,098,000)             811,000            2,838,000

Other income (expense):
   Interest income                                         --                1,000                8,000
   Interest expense                                  (650,000)            (472,000)            (412,000)
   Interest expense to shareholder                   (461,000)            (301,000)            (298,000)
                                                -------------        -------------        -------------

                                                   (1,111,000)            (772,000)            (702,000)
                                                -------------        -------------        -------------

(Loss) income before provision for taxes           (6,209,000)              39,000            2,136,000

Provision for income taxes                                 --                   --               30,000
                                                -------------        -------------        -------------

Net (loss) income                               $  (6,209,000)       $      39,000        $   2,106,000
                                                =============        =============        =============

Net (loss) income per share                     $       (0.30)       $        0.00        $        0.12
                                                =============        =============        =============

Shares used in computing
   net (loss) income per share                     20,464,000           18,168,000           18,184,000
                                                =============        =============        =============

Unaudited Pro forma data:

   Loss (income) before pro forma provision
   for income taxes                             $  (6,209,000)       $      39,000        $   2,106,000

   Pro forma provision for income taxes                78,000               16,000              863,000
                                                -------------        -------------        -------------

Net (loss) income after pro forma
   provision for income taxes                   $  (6,287,000)       $      23,000        $   1,243,000
                                                =============        =============        =============

Pro forma net (loss) income per share           $       (0.31)       $        0.00        $        0.07
                                                =============        =============        =============


          See accompanying notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           YEAR ENDED OCTOBER 31,
                                                          ----------------------------------------------------
                                                              1997                1996               1995
                                                          ------------        ------------        ------------
Cash flows from operating activities:
   Net (loss) income                                      $ (6,209,000)       $     39,000        $  2,106,000
   Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
       Depreciation and amortization                         1,335,000             446,000             440,000
       Amortization of goodwill                                697,000                  --                  --
       Purchased research and development                    2,400,000                  --                  --
       Stock compensation                                      137,000                  --                  --
   Changes in assets and liabilities, net of Merger
     transaction (Note 2):
       Accounts receivable                                   3,149,000             492,000          (2,318,000)
       Inventories                                             192,000           3,176,000          (5,302,000)
       Other assets                                             73,000             (70,000)            (41,000)
       Accounts payable                                     (3,525,000)         (4,866,000)          6,055,000
       Accrued expenses                                        328,000            (569,000)            404,000
       Deferred revenue                                      1,154,000              74,000             (55,000)
                                                          ------------        ------------        ------------

         Net cash (used in) provided by
           operating activities                               (269,000)         (1,278,000)          1,289,000
                                                          ------------        ------------        ------------

Cash flows from investing activities:
   Cash acquired in Merger transaction (net of
     cash expended of $478,000) (Note 2)                       676,000                  --                  --
   Payments for purchases of property
     and equipment                                            (682,000)           (770,000)           (680,000)
                                                          ------------        ------------        ------------

         Net cash used in investing activities                  (6,000)           (770,000)           (680,000)
                                                          ------------        ------------        ------------

Cash flows from financing activities:
   (Payments) proceeds under bank line
     of credit agreement, net                                 (553,000)          4,508,000            (990,000)
   Dividends paid                                                   --          (2,955,000)                 --
   Proceeds from shareholder loan                              269,000           2,000,000             555,000
   Payments on shareholder loan                                     --            (758,000)           (120,000)
   Borrowings under notes payable                                   --                  --             450,000
   Payments on notes payable                                  (165,000)           (287,000)           (209,000)
                                                          ------------        ------------        ------------

         Net cash (used in) provided by
           financing activities                               (449,000)          2,508,000            (314,000)
                                                          ------------        ------------        ------------

Net (decrease) increase in cash                               (724,000)            460,000             295,000

Cash at beginning of year                                      765,000             305,000              10,000
                                                          ------------        ------------        ------------

Cash at end of year                                       $     41,000        $    765,000        $    305,000
                                                          ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                 $  1,127,000        $    812,000        $    898,000
                                                          ============        ============        ============

   Cash paid for income taxes                             $         --        $     27,000        $      3,000
                                                          ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

   Issuance of stock in Merger transaction (Note 2)       $ 11,606,000        $         --        $         --
                                                          ============        ============        ============



          See accompanying notes to consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                              ADDITIONAL
                                                     COMMON STOCK              PAID IN           ACCUMULATED
                                                SHARES         AMOUNT          CAPITAL        EARNINGS (DEFICIT)       TOTAL
                                            ------------    ------------     ------------     ------------------    --------------
Balance at October 31, 1994                       10,000    $      2,000                         $     10,000        $     12,000

Net income                                                                                          2,106,000           2,106,000
                                            ------------    ------------     ------------        ------------       -------------

Balance at October 31, 1995                       10,000           2,000                            2,116,000           2,118,000

Dividends paid                                                                                     (2,955,000)         (2,955,000)

Net income                                                                                             39,000              39,000
                                            ------------    ------------     ------------        ------------       -------------

Balance at October 31, 1996                       10,000           2,000                             (800,000)           (798,000)

Recapitalization of ANDATACO as a
   result of Merger with IPL Systems, Inc.       (10,000)         (2,000)    $      2,000                                      --
   (Note 2)

Elimination of S Corporation deficit
   against additional paid in capital at
   date of Merger (Note 2)                                                     (1,400,000)          1,400,000                  --

IPL common stock outstanding
   immediately before Merger                   5,633,819          56,000          (56,000)                                     --
   (Note 2)

Issuance of IPL common stock
   in Merger (Note 2)                         18,078,381         181,000       11,425,000                              11,606,000

Issuance of common stock for
   compensation                                  107,199           1,000          136,000                                 137,000

Net loss                                                                                           (6,209,000)         (6,209,000)
                                            ------------    ------------     ------------        ------------       -------------

Balance at October 31, 1997                   23,819,399    $    238,000     $ 10,107,000        $ (5,609,000)       $  4,736,000
                                            ============    ============     ============        ============        ============



          See accompanying notes to consolidated financial statements.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

IPL Systems, Inc. (the "Company" or "IPL"), founded in 1973, designs, manufactures, and distributes storage solutions based on its Application Specific Architecture for Windows NT and UNIX environments. The Company's products include RAID (Redundant Array of Independent Disks) and RAID-ready disk arrays; tape backup and restore products; and storage management, data sharing, remote mirroring and disaster recovery software. The Company supplies its products through direct, indirect and original equipment manufacturer sales and service channels throughout the world. The Company's president and principal shareholder and his affiliates beneficially own 75.9% of the Company's outstanding common stock.


NOTE 2 - BUSINESS COMBINATION

On June 3, 1997 (the "Closing Date"), IPL Systems, Inc. completed a business combination with ANDATACO, whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. Although as a legal matter the Merger resulted in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which include the results of operations of IPL from the Closing Date.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated useful life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

The following table sets forth the allocation of the purchase price to the estimated fair value of identifiable tangible and intangible assets acquired and liabilities assumed:

   Purchase Price:

     Fair Value of IPL stock of 5,633,819 shares
       outstanding immediately before the Merger                                $  11,606,000

     Transaction costs                                                                478,000
                                                                                -------------

                                                                                   12,084,000
                                                                                -------------
   Allocation of Purchase Price to Identifiable Net Assets:

     Tangible assets                                                                4,203,000
     Assumed liabilities                                                           (3,281,000)
     In-process research and development                                            2,400,000
     Intangible asset                                                                 400,000
                                                                                -------------
                                                                                    3,722,000
                                                                                -------------

   Excess of Purchase Price Over Identifiable
     Net Assets                                                                 $   8,362,000
                                                                                =============


IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, IPL had a December 31 fiscal year end. In June 1997, IPL changed its fiscal year end from December 31 to October 31. ANDATACO has an October 31 year end.

Because of the requirement to account for the Merger as a reverse acquisition, the financial information contained in this report is that of ANDATACO, which includes the results of operations of IPL for the five months ended October 31, 1997.

The following are unaudited pro forma results of operations as if the transaction had been consummated at the beginning of fiscal years ended October 31, 1997 and 1996:

                                                        YEAR ENDED
                                                        OCTOBER 31,
                                                    1997           1996
                                                 (UNAUDITED)    (UNAUDITED)
                                             ---------------   ---------------
           Sales                             $    97,507,000   $   119,860,000
                                             ===============   ===============
           Net loss                          $   (12,500,000)  $    (1,693,000)
                                             ===============   ===============
           Net loss per share                $         (0.53)  $         (0.07)
                                             ===============   ===============



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements as of and for the year ended October 31, 1997 consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from the sale of products is recognized as of the date shipments are made to customers net of an allowance for returns and provision for warranty costs in excess of those provided for by the original equipment manufacturer. Revenue related to extended warranty contracts is deferred and recognized over the period in which costs are expected to be incurred, based upon historical evidence, in performing services under the contract. The Company also contracts with outside vendors to provide service relating to various on-site warranties which are offered for sale to customers; on-site warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in-first-out method, or market.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using the straight-line basis over the assets' estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of the term of the leases or their estimated useful lives. Total depreciation and amortization was $935,000, $446,000 and $440,000 in fiscal 1997, 1996 and 1995, respectively.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets, certain identifiable intangibles and associated goodwill when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss would be recognized when the asset's fair value is less than its carrying amount. No such impairment losses have been identified by the Company.

GOODWILL

The Company has classified as goodwill the purchase price in excess of fair value of the identifiable net assets acquired in the Merger. Goodwill is being amortized on a straight-line basis over its estimated useful life of five years. Amortization charged to operations amounted to $697,000 for the year ended October 31, 1997.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if fair value based methods had been applied in measuring compensation expense. Compensation charges related to non-employee stock-based compensation are measured using fair value based methods.

INCOME TAXES

The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be more likely than not realized.

Concurrent with the Merger, ANDATACO changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. Effective with that change, the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at October 31, 1997 includes losses solely incurred by the Company since the Merger.

Prior to the consummation of the Merger, ANDATACO elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and consequently all federal income taxes and most state taxes were paid directly by its shareholders. Because of the change in taxpayer status to a Subchapter C Corporation, the Company will be subject to federal and state income taxes. The tax provision in fiscal 1997 is calculated giving effect to the change of ANDATACO from a Subchapter S Corporation to a Subchapter C Corporation, and resultant adjustments for federal and state income taxes, as if ANDATACO had been taxed as a C Corporation rather than an S Corporation since inception.

PRO FORMA AMOUNTS (UNAUDITED)

The pro forma amounts presented in the statement of operations reflect the Company's conversion from a Subchapter S Corporation to a Subchapter C Corporation, and the resultant adjustments for federal and state income taxes, as if the Company had been taxed as a Subchapter C Corporation rather than a Subchapter S Corporation since inception.

PRO FORMA NET INCOME (LOSS) PER SHARE (UNAUDITED)

Pro forma net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount shown for the bank line of credit approximates its fair value due to the relatively short term nature of this arrangement and to its adjustable interest rate. The carrying amounts shown for notes payable and shareholder loan are reasonable approximations of their fair values based upon the interest rates at which the Company could enter into similar borrowing arrangements.

NET INCOME (LOSS) PER SHARE

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. For the purpose of this computation, the IPL shares issued to the ANDATACO shareholders in connection with the Merger have been treated as outstanding at the beginning of each period. The number of shares of IPL common stock outstanding immediately before the Merger have been treated as having been issued at the Closing Date. Shares issuable upon exercise of outstanding stock options and warrants have been excluded from the computation as their effect would be anti-dilutive.

CONCENTRATION OF CREDIT RISK

The Company grants credit to customers from a broad cross section of industries, based on an evaluation of the customers' financial condition. Accounts receivable from sales are generally not collateralized. Credit losses have been within management's expectations.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the first quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share as well as diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic (loss) earnings per share for the years ended October 31, 1997, 1996 and 1995 are $(0.30), $0.00 and $0.12, respectively. Pro forma diluted (loss) earnings per share for the years ended October 31, 1997, 1996 and 1995 are $(0.30), $0.00 and $0.12, respectively.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Company will adopt SFAS No. 130 as required for all periods beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners or distributions to owners."

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 as required for all periods beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                      OCTOBER 31,
                                                                1997              1996
                                                           -------------     -------------
Accounts receivable:
   Accounts receivable - trade                             $   11,106,000    $  13,199,000
   Less allowance for doubtful accounts and returns              (260,000)        (219,000)
                                                           --------------    -------------

                                                           $   10,846,000    $  12,980,000
                                                           ==============    =============

Inventories:
   Purchased components                                    $    5,541,000    $   5,937,000
   Work in progress                                               125,000          366,000
   Finished goods                                               1,792,000          846,000
                                                            -------------    -------------
                                                            $   7,458,000    $   7,149,000
                                                            =============    =============

Property and equipment:
   Equipment                                                $   4,241,000    $   2,784,000
   Leasehold improvements                                         942,000          864,000
   Furniture and fixtures                                         797,000          261,000
   Vehicles                                                       119,000          119,000
                                                            -------------    -------------

                                                                6,099,000        4,028,000
   Less accumulated depreciation and amortization              (2,500,000)      (1,565,000)
                                                            -------------    -------------
                                                            $   3,599,000    $   2,463,000
                                                            =============    =============

Accrued expenses:
   Sales commissions                                        $   1,807,000    $   1,140,000
   Other                                                        2,395,000          419,000
                                                            -------------    -------------
                                                            $   4,202,000    $   1,559,000
                                                            =============    =============

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BONUSES PAYABLE

The Company has recorded a long-term obligation related to ten-year bonus agreements (the "Agreements") with certain employees. Under the Agreements, a bonus will be payable to an employee ten years after the date employment commenced with the Company. Continuous employment during the ten years is a condition precedent to the Company's obligation to pay the bonus. The bonus is accrued over the ten year service period; amounts forfeited are credited to operations. At October 31, 1997 and 1996, the Company has accrued $172,000 as a short-term liability and $167,000 as a long-term liability, respectively. A net charge of $5,000, a net credit of $108,000 and a net charge of $6,000 are included in the results of operations for the years ended October 31, 1997, 1996 and 1995, respectively.

The Company has a management incentive award plan which provides for the payment of cash awards or bonuses to officers and other key employees when the Company achieves specified objectives. Awards earned under the plan were $17,000, $0 and $1,300,000 during the years ended October 31, 1997, 1996 and 1995, respectively.


NOTE 5 - BANK LINE OF CREDIT

The Company has a revolving line of credit with a bank which provides for it to borrow the lesser of (i) $10,000,000 or (ii) 80 percent of eligible domestic accounts receivable plus the lesser of $1,000,000 or 25 percent of eligible inventory, at the bank's prime rate plus one percent (9.5 percent at October 31, 1997). The revolving line of credit was renewed in December 1997 for a thirteen month period. The line is secured by all of the Company's property and accounts receivable and is guaranteed by the Company's principal shareholder. As of October 31, 1997 and 1996, there was $6,500,000 and $7,053,000 outstanding and $3,311,000 and $947,000 available under the line of credit, respectively. The credit agreement includes covenants which, among other things, require the Company to maintain stated minimum working capital and net worth amounts plus specific liquidity and long-term solvency ratios.

In connection with the line of credit, there are warrants outstanding with a right to purchase 180,783 shares of the Company's common stock at an exercise price of $1.94 per share. The warrants expire in March 1999.


NOTE 6 - NOTES PAYABLE

                                                                          OCTOBER 31,
                                                                    1997              1996
                                                                -------------     -------------
Notes payable are comprised as follows:

   Note payable to a bank, payable in monthly
     installments of $9,375 principal plus interest
     at the bank's prime rate plus 1 percent (9.5
     percent at October 31, 1997) through November 1998
     (secured by certain assets)                                $     141,000     $     254,000

   Note payable to an individual due on demand
     with interest at 7 percent per annum
     payable quarterly (unsecured)                                        -              52,000
                                                                -------------     -------------
                                                                      141,000           306,000

   Less current portion                                              (113,000)         (164,000)
                                                                -------------     -------------

                                                                $      28,000     $     142,000
                                                                =============     =============

Maturities of the Company's outstanding debt at October 31, 1997 are $113,000 and $28,000 in fiscal 1998 and 1999, respectively.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

Due to its change in taxpayer status to a Subchapter C Corporation concurrent with the Merger, the Company is subject to federal and state income taxes and has recorded deferred tax assets and liabilities in fiscal 1997. The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

Deferred income taxes at October 31, 1997 and 1996 are comprised as follows:


                                                                 OCTOBER 31,
                                                           1997               1996
                                                       -------------     -------------
Deferred tax assets:
   Inventory                                           $   1,299,000     $         -
   Allowance for doubtful accounts and returns               194,000               -
   Warranty reserves                                         102,000               -
   Vacation and deferred compensation                        268,000               -
   Net operating loss carryforwards                        3,991,000               -
   State income taxes                                          4,000               -
   Other                                                     259,000               -
                                                       -------------     -------------

       Gross deferred tax asset                            6,117,000               -
                                                       -------------     -------------

Deferred tax liabilities:
   Property and equipment depreciation                       (33,000)              -
                                                       -------------     -------------

       Gross deferred tax liability                          (33,000)              -
                                                       -------------     -------------

Valuation allowance                                       (6,084,000)              -
                                                       -------------     -------------

Net deferred income taxes                              $         -     $           -
                                                       =============     =============

The Company has approximately $11,070,000 in federal and $3,898,000 in state net operating loss carryforwards which expire through 2012 and 2002, respectively. The Company experienced a change of control as a result of the Merger, which limits the ability of the Company to utilize the carryforward amounts. Any future change of control, as defined in Section 382 of the Internal Revenue Code, could further limit the Company's ability to utilize the carryforwards.

The provision (benefit) for income taxes is comprised of the following:

                                                          YEAR ENDED OCTOBER 31,
                                                   1997           1996           1995
                                               ------------   ------------   ---------------
Current tax expense (benefit)
   Federal                                     $        -     $        -     $           -
   State                                                -              -              30,000
                                               ------------   ------------   ---------------
                                                        -              -              30,000
                                               ------------   ------------   ---------------

Deferred tax expense (benefit)
   Federal                                     $        -     $        -     $           -
   State                                                -              -                 -
                                               ------------   ------------   ---------------
                                                        -              -                 -
                                               ------------   ------------   ---------------
                                               $        -     $        -     $        30,000
                                               ============   ============   ===============

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                             YEAR ENDED OCTOBER 31,
                                                      1997            1996           1995
                                                  ------------   ------------   ---------------
Amount computed at statutory Federal
   rate of 34%                                    $ (2,111,000)   $    13,000   $       716,000
Benefit of "S" Corporatoin status                      209,000        (13,000)         (716,000)
State income taxes, net of Federal benefit                 -              -              30,000
Increase in valuation allowance                        783,000            -                 -
Expenses not deductible for tax purposes             1,257,000            -                 -
Conversion from "S" to "C" Corporation                (138,000)           -                 -
                                                  ------------   ------------   ---------------
                                                  $        -     $        -     $        30,000
                                                  ============   ============   ===============


NOTE 8 - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

The Company has a number of stock option plans, administered by its Board of Directors or its designees, which provide for the issuance of options to employees, officers and directors. The exercise price of a stock option is generally equal to the fair market value of the Company's common stock on the date the option is granted. Certain of the plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code while other plans are specified as non-qualified. Additionally, certain of the non-qualified plans call for 100% vesting of outstanding options upon a change of control of the Company. Options generally vest at a rate of 20 percent per year over a period of five years from the date of grant and expire after a period not to exceed ten years. However, the Board may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. A total of 3,225,000 shares of Class A Common Stock has been reserved for issuance under the Company's stock option plans.

Transactions under the Company's stock option plans during the years ended October 31, 1997, 1996 and 1995 are summarized as follows:


                                          1993, 1996 CONSOLIDATED AND 1997 PLANS  1993 DIRECTOR PLAN
                                          --------------------------------------  -------------------------------------
                                                       WEIGHTED
                                                        AVERAGE     WEIGHTED                    WEIGHTED      WEIGHTED
                                             NUMBER    EXERCISE      AVERAGE       NUMBER       AVERAGE       AVERAGE
                                          OF OPTIONS    PRICE      FAIR VALUE    OF OPTIONS  EXERCISE PRICE  FAIR VALUE
                                          ----------   --------  --------------- ----------  --------------  ----------
Outstanding, October 31, 1994               640,000    $ 3.84                       24,000       $ 8.92
   Granted                                  209,500      3.38       $ 1.79          20,000         4.44        $ 2.35
   Exercised                               (206,000)     3.18                            -
   Canceled                                (121,200)     7.62                      (12,000)        8.92
                                          ---------                               --------

Outstanding, October 31, 1995               522,300      3.04                       32,000         6.12
   Granted                                  243,500      2.40         1.08          12,000        14.54          3.27
   Exercised                                (46,300)     2.66                            -
   Canceled                                (143,900)     3.48                       (7,200)        8.92
                                          ---------                               --------

Outstanding, October 31, 1996               575,600      2.69                       36,800         8.32
   Granted                                1,989,500      1.56         1.07               -
   Exercised                                      -                                      -
   Canceled                                (380,600)     2.79                            -
                                          ---------                               --------

Outstanding, October 31, 1997             2,184,500      1.64                       36,800         8.32
                                          =========                               ========

Exercisable, October 31, 1997               328,873                                 19,600
                                          =========                               ========


IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth information regarding options outstanding at October 31, 1997 under the 1993, Consolidated 1996 and 1997 Plans:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                            WEIGHTED      WEIGHTED       EXERCISE
                                           RANGE OF           NUMBER         AVERAGE       AVERAGE       PRICE FOR
                                           EXERCISE          CURRENTLY      EXERCISE      REMAINING      CURRENTLY
NUMBER OF OPTIONS                           PRICES          EXERCISABLE       PRICE     LIFE (YEARS)    EXERCISABLE
-----------------                           ------          -----------       -----     ------------    -----------
     1,180,000                         $ 1.125 - $ 1.25       204,998         $1.18         9.65           $1.17
       989,500                          $ 2.00 - $ 2.50       117,875          2.17         9.68            2.26
        15,000                               $3.25              6,000          3.25         8.00            3.25
     ---------                                               --------

     2,184,500                                                328,873
     =========                                                =======

The following table sets forth information regarding options outstanding at October 31, 1997 under the Director Plan:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                            WEIGHTED      WEIGHTED       EXERCISE
                                           RANGE OF           NUMBER         AVERAGE       AVERAGE       PRICE FOR
                                           EXERCISE          CURRENTLY      EXERCISE      REMAINING      CURRENTLY
NUMBER OF OPTIONS                           PRICES          EXERCISABLE       PRICE     LIFE (YEARS)    EXERCISABLE
-----------------                           ------          -----------       -----     ------------    -----------
    10,000                                  $ 3.25              2,000         $3.25         8.08           $3.25
    10,000                                  $ 5.63              4,000          5.63         7.67            5.63
    16,800                             $ 7.25 - $ 20.50        13,600         12.93         5.78           14.04
    ------                                                     ------

    36,800                                                     19,600
    ======                                                     ======

No compensation expense has been recognized for its employee option grants, which are fixed in nature, as the options have been granted at fair market value. Had compensation cost for the Company's stock-based compensation awards issued during 1997 and 1996 been determined based on the fair value at the grant dates of awards consistent with the method prescribed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) income and pro forma net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                   YEAR ENDED OCTOBER 31,
                                                   1997               1996
                                                   ----               ----
Net (loss) income:
   As reported                                $  (6,209,000)    $      39,000
                                              =============     =============
   Pro forma                                  $  (6,385,000)    $     (69,000)
                                              =============     =============

Net (loss) income per share:
   As reported                                $       (0.30)      $     0.00
                                              =============     =============

   Pro forma                                  $       (0.31)      $     0.00
                                              =============     =============


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended October 31, 1997 and 1996, respectively: dividend yield of 0.0% for both years, risk-free interest rates of 6.13% and 6.16%, expected volatility of 80% for both years, and expected lives of 5.0 years for both years.

IPL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


401(k) PLAN

During 1992, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require, matching contributions by the Company on behalf of all participants. No such contributions were made in fiscal 1997, 1996 or 1995.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company currently conducts its operations in twenty-three facilities throughout the United States. Certain of these facilities are leased from various parties, including related parties, under noncancelable operating leases that expire at various times through March 2003.

Future minimum rental commitments under non-cancelable operating leases, inclusive of the Company's obligation to its president and principal shareholder (Note 10), are reflected in the following table:

       YEAR ENDING
       OCTOBER 31,
         1998                                $     840,000
         1999                                      525,000
         2000                                      491,000
         2001                                      437,000
         2002                                      437,000
         Thereafter                                147,000
                                             -------------

                                             $   2,877,000
                                             =============


Total rent expense was $918,000, $853,000 and $687,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

The Company may be subject to various claims and legal proceedings in the ordinary course of conducting its business. In the opinion of management, the liability associated with the resolution of such matters, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 10 - CERTAIN RELATED PARTY TRANSACTIONS

The Company currently leases its corporate headquarters from an entity owned by the president and principal shareholder of the Company. The Company paid this entity approximately $330,000 during each of the years ended October 31, 1997, 1996 and 1995 under the terms of the lease agreement.

The Company paid its president and principal shareholder $900,000, $1,200,000 and $2,251,000 during the years ended October 31, 1997, 1996 and 1995, respectively, for his services. Included in fiscal 1997 compensation is $67,000 paid as part of a non-competition agreement. Under this agreement, the president and principal shareholder will receive additional compensation of $200,000 per year through fiscal 2002. Included in the fiscal year 1995 compensation was a bonus for $1,000,000. No bonus was paid for fiscal years 1997 or 1996.

The shareholder loan to the president and principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit. Interest expense from the shareholder loan was $461,000, $301,000 and $298,000 during the years ended October 31, 1997, 1996 and 1995, respectively.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


               Fiscal Years Ended October 31, 1997, 1996 and 1995



                                                 Balance at       Additions
                                                 Beginning        Charged to                           Balance at
                                                  of Year          Income            Deductions*       End of Year
                                                ----------      ------------         -----------       -----------
Allowance for Doubtful Accounts Receivable:

1997                                            $  219,000      $   236,000        $  195,000       $   260,000
1996                                               272,000           60,000           113,000           219,000
1995                                               184,000          133,000            45,000           272,000

Allowance for Inventory Obsolescence:

1997                                            $  200,000      $   600,000        $    2,000       $   798,000
1996                                               183,000           30,000            13,000           200,000
1995                                               293,000          244,000           354,000           183,000

------------------------------------------

* Deductions represent amounts written off against the allowance, net of recoveries.