Form 10-Q
period 1998-01-31
IPL SYSTEMS INC
filed 1998-03-17
CIK 351810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____TO ____ .


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




Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __



As of February 28, 1998 there were 23,819,399 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.



================================================================================

IPL SYSTEMS, INC.

FORM 10-Q INDEX
--------------------------------------------------------------------------------



                                                                                   PAGE NO.
PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheet at January 31, 1998 (unaudited)
                    and October 31, 1997                                               3

                  Consolidated Statement of Operations (unaudited) for the
                    three-month period ended January 31, 1998 and 1997                 4

                  Consolidated Statement of Cash Flows (unaudited) for the
                    three-month period ended January 31, 1998 and 1997                 5

                  Notes to Consolidated Financial Statements (unaudited)               6

           Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          8


PART II.   OTHER INFORMATION

           Item 6. Exhibits and reports on Form 8-K                                    12

                   Signatures

PART I -  FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

IPL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------





                                                 JANUARY 31,        OCTOBER 31,
                                                   1998                1997
                                                (UNAUDITED)
                                               ------------        ------------
ASSETS

Current assets:
  Cash                                         $     23,000        $     41,000
  Accounts receivable, net                       10,466,000          10,846,000
  Inventories                                     6,903,000           7,458,000
  Other current assets                              313,000             353,000
                                               ------------        ------------

    Total current assets                         17,705,000          18,698,000

Goodwill, net                                     7,247,000           7,665,000
Equipment and improvements, net                   3,388,000           3,599,000
Other assets                                         54,000              27,000
                                               ------------        ------------

                                               $ 28,394,000        $ 29,989,000
                                               ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  7,143,000        $  7,660,000
  Accrued expenses                                4,533,000           4,202,000
  Deferred revenue                                2,093,000           1,554,000
  Current portion of notes payable                  113,000             113,000
                                               ------------        ------------

    Total current liabilities                    13,882,000          13,529,000
                                               ------------        ------------

Bank line of credit                               5,000,000           6,500,000
Notes payable, less current portion                    --                28,000
Shareholder loan                                  5,196,000           5,196,000
                                               ------------        ------------

    Total long-term liabilities                  10,196,000          11,724,000
                                               ------------        ------------

Shareholders' equity:
  Common stock                                      238,000             238,000
  Additional paid in capital                     10,107,000          10,107,000
  Accumulated deficit                            (6,029,000)         (5,609,000)
                                               ------------        ------------

    Total shareholders' equity                    4,316,000           4,736,000
                                               ------------        ------------

                                               $ 28,394,000        $ 29,989,000
                                               ============        ============





            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                  1998                  1997
                                               ------------        ------------
Sales                                          $ 21,760,000        $ 25,497,000

Cost of sales                                    14,975,000          19,505,000
                                               ------------        ------------

    Gross profit                                  6,785,000           5,992,000

Operating expenses:
  Selling, general and administrative             6,401,000           5,210,000
  Rent expense to shareholder                        83,000              83,000
  Research and development                          441,000             464,000
                                               ------------        ------------

    Total operating expenses                      6,925,000           5,757,000
                                               ------------        ------------

(Loss) income from operations                      (140,000)            235,000

Interest expense                                    149,000             234,000

Interest expense to shareholder                     117,000             111,000
                                               ------------        ------------

Loss before income tax provision                   (406,000)           (110,000)


Income tax provision                                 14,000                --
                                               ------------        ------------


Net loss                                       $   (420,000)       $   (110,000)
                                               ============        ============

Loss per share:

  Basic                                        $      (0.02)       $      (0.01)
                                               ============        ============

  Diluted                                      $      (0.02)       $      (0.01)
                                               ============        ============

Shares used in computing loss per share:

  Basic                                          23,819,399          18,078,381
                                               ============        ============

  Diluted                                        23,819,399          18,078,381
                                               ============        ============





            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------



                                                                                       THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                     1998                1997
                                                                                  -----------        -----------
Cash flows from operating activities:
  Net loss                                                                        $  (420,000)       $  (110,000)
  Adjustments to reconcile net loss to cash provided by (used in) operating activities:
      Depreciation and amortization                                                   370,000            166,000
      Amortization of goodwill                                                        418,000               --
  Changes in assets and liabilities:
    Accounts receivable                                                               380,000            310,000
    Inventories                                                                       555,000           (953,000)
    Other assets                                                                       13,000            (95,000)
    Accounts payable                                                                 (517,000)        (1,809,000)
    Accrued expenses                                                                  331,000            176,000
    Deferred revenue                                                                  539,000             90,000
                                                                                  -----------        -----------

      Net cash provided by (used in) operating activities                           1,669,000         (2,225,000)
                                                                                  -----------        -----------

Cash flows from investing activities:
 Payments for purchases of property and equipment                                    (159,000)          (121,000)
                                                                                  -----------        -----------

      Net cash used in investing activities                                          (159,000)          (121,000)
                                                                                  -----------        -----------

Cash flows from financing activities:
  (Payments) proceeds under bank line of credit agreement (net)                    (1,500,000)         1,947,000
  Payments on notes payable                                                           (28,000)           (28,000)
                                                                                  -----------        -----------

      Net cash (used in) provided by financing activities                          (1,528,000)         1,919,000
                                                                                  -----------        -----------

Net change in cash                                                                    (18,000)          (427,000)

Cash at beginning of period                                                            41,000            765,000
                                                                                  -----------        -----------

Cash at end of period                                                             $    23,000        $   338,000
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                                          $   263,000        $   212,000
                                                                                  ===========        ===========

  Cash paid for income taxes                                                      $    13,000        $         -
                                                                                  ===========        ===========




            See notes to unaudited consolidated financial statements.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

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

The accompanying consolidated unaudited financial statements of IPL Systems, Inc. ("IPL" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 1998 and its results of operations for the three month periods ended January 31, 1998 and 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1998.


NOTE 2 - BUSINESS COMBINATION

On June 3, 1997 (the "Closing Date"), IPL completed a business combination with ANDATACO, whereby ANDATACO was merged with a wholly-owned subsidiary of IPL (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO were issued a total of 18,078,381 shares of IPL Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO. Although as a legal matter the Merger resulted in ANDATACO becoming a wholly-owned subsidiary of IPL, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO and an acquisition of IPL by ANDATACO (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by IPL subsequent to the Merger be those of ANDATACO, which include the results of operations of IPL from the Closing Date.

The acquisition of IPL by ANDATACO was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process research and development was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated useful life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

IPL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - NET LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standard (FAS) No.128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Net income remains the same for the calculations of basic EPS and diluted EPS. The denominator for the diluted EPS calculation differs from that of basic EPS by the number of common stock equivalents outstanding for each period. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128. The number of shares of IPL common stock outstanding immediately before the Merger have been treated as having been issued at the Merger date. Shares issuable upon exercise of outstanding stock options have been excluded from the computation as their effect would be antidilutive.


NOTE 4 - INVENTORIES


                                                  JANUARY 31,       OCTOBER 31,
                                                     1998              1997
                                                  (Unaudited)
                                                  ----------       ----------
Inventories are comprised of the following:
  Purchased components                            $5,696,000       $5,541,000
  Work in progress                                   149,000          125,000
  Finished goods                                   1,058,000        1,792,000
                                                  ----------       ----------

                                                  $6,903,000       $7,458,000
                                                  ==========       ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The discussion contained in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the computer storage industry and other factors referred to herein including but not limited to, the factors discussed below and in the Company's Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

IPL designs, manufactures, and distributes storage solutions based on its Application-Specific Architecture ("ASA") for Windows NT and UNIX environments. The Company develops products to meet the individual performance and availability profiles of storage-intensive applications in its target markets.

The Company's open-architecture solutions include Redundant Array of Independent Disks ("RAID") and RAID-ready disk arrays; tape backup and restore products; and web storage management and other storage management utilities, data sharing, remote mirroring and disaster recovery software. These products support multiple server platforms, including Sun Microsystems, Hewlett-Packard, Silicon Graphics, Inc. and various NT systems. The Company distributes internally developed products, as well as products from other manufacturers through direct, indirect and original equipment manufacturer ("OEM") sales and service channels throughout the world. The Company backs its products with maintenance, technical support and customized consulting services programs.

The Company strives to meet its customers' storage and information management needs by providing the market with comprehensive, performance-oriented and flexible storage solutions. Recognizing that applications have unique data patterns, the Company developed a design process (ASA) that matches its storage solution systems to these individual patterns. These applications include digital video, seismic processing, data warehousing, online transaction processing (OLTP) and general technology development. ASA-based products announced in 1997 include GigaRAID/HA and GigaRAID/SX. These products are additions to the GigaRAID High Availability Series (the "GigaRAID Series") of advanced disk arrays, RAID-ready disk arrays, disk and tape library systems, and data management software consisting of distributed network backup recovery and restore solutions.

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

The GigaRAID Series includes GigaRAID/SA, which is a rackmount or deskside-tower single controller Ultra SCSI RAID system, GigaRAID/HA, which is a rackmount single or dual controller Ultra SCSI RAID system, and GigaRAID/SX, which is a high performance RAID array available in a rackmount or desk-side tower single-active controller Ultra SCSI RAID system. The GigaRAID Series product line also includes GigaRAID 3000, which is a desktop disk/tape based non-RAID storage system and GigaRAID 8000, which is a rackmount or deskside tower disk/tape based non-RAID storage system. The Company also markets automatic tape libraries and DLT tape technology.

Historically, the reseller business or the sale of third party non-GigaRAID products accounted for the majority of the Company's revenues, representing 100% of revenues in fiscal 1995 and declining to 37.2% and 34.6% in fiscal 1996 and 1997, respectively. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products. For the three months ended January 31, 1998 and 1997, revenue from sale of internally developed and GigaRAID products represented 57.5% and 42.5% of total revenue, respectively.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.


                                                             Three Months Ended
                                                                January 31,
                                                          ----------------------
                                                           1998             1997
                                                          -----            -----
Sales                                                     100.0%           100.0%
Cost of sales                                              68.8             76.5
                                                          -----            -----

Gross profit                                               31.2             23.5

Operating expenses:
  Selling, general and administrative                      29.4             20.5
  Rent expense to shareholder                               0.4              0.3
  Research and development                                  2.0              1.8
                                                          -----            -----
Total operating expenses                                   31.8             22.6
                                                          -----            -----

(Loss) income from operations                              (0.6)             0.9

Interest expense                                            1.2              1.3
                                                          -----            -----

Loss before income tax provision                           (1.8)            (0.4)

Provision for income taxes                                  0.1              --
                                                          -----            -----

Net loss                                                   (1.9)%           (0.4)%
                                                          =====            =====

Sales. Sales for the three months ended January 31, 1998 were $21,760,000, a decrease of 14.7% from sales of $25,497,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of non-GigaRAID mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape. Non-GigaRAID mass storage integrated product sales were $1,976,000 in the first quarter of fiscal 1998 compared to $6,036,000 in the first quarter of fiscal 1997. In addition third-party product sales decreased by $2,314,000, which were $6,321,000 in the first quarter of fiscal 1998 compared to $8,635,000 in the first quarter of fiscal 1997. Although the Company experienced an increase in sales of internally designed and distribution GigaRAID products of $1,694,000 over the same period in 1997, such increase was more than offset by the decrease in the sales of non-GigaRAID mass storage and third-party products. The decrease in non-GigaRAID mass storage and third-party product sales is in line with the Company's strategy to focus increased resources on internally designed products including the GigaRAID product family capable of producing higher margins. This is consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining engineered technology with selected products manufactured by its distribution and development partners, the Company provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

Gross Profit. Notwithstanding the decline in sales, gross profit in the first quarter of fiscal year 1998 was $6,785,000, representing approximately 31.2% of revenues compared to $5,992,000 in the first quarter of fiscal 1997, representing approximately 23.5% of sales. The increase in gross profit percentage was due primarily to the shift in product mix from quarter to quarter. The Company's GigaRAID product family sales accounted for 57.5% of revenues for the first quarter of fiscal 1998 as compared to 42.5% of revenues in the first quarter of fiscal 1997. The Company's GigaRAID product family has a higher average gross margin as compared to non-GigaRAID mass storage and third party products. In addition, there was a reduction in costs of components used to manufacture products in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e. goodwill amortization). Selling, general and administrative expenses were $6,401,000 and $5,210,000 for the quarters ended January 31, 1998 and 1997, respectively. The increase in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year primarily represents the addition of sales executive and management personnel intended to increase sales of the Company's products in all channels. In addition, the increase in SG&A was due to $418,000 of goodwill amortization resulting from the Merger and an increase in depreciation expense of approximately $200,000 related to the addition of fixed assets from the Merger.

Research and Development. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $441,000 and $464,000 for the quarters ended January 31, 1998 and 1997, respectively. The level of research and development expenses is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

Interest Expense. The decrease in interest expense of $85,000, or 36.3% in the first quarter of fiscal 1998 over the comparable period in fiscal 1997 is primarily due to the reduction in the outstanding portion of the Company's bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1998, the Company generated $1,669,000 of cash from operating activities, primarily from decreasing working capital. Included in this net change was a decrease of $555,000 in inventories, and a reduction in trade accounts receivable of $380,000, partially offset by a reduction in accounts payable of $517,000. Offsetting cash generated from operations was the reduction in the outstanding portion of the Company's bank line of credit of $1,500,000 and payments for purchases of computer equipment of $159,000.

The Company currently maintains a credit facility which permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory ($9,116,000 available at January 31, 1998). As of January 31, 1998, the Company had $5,000,000 outstanding under this credit line. The credit facility expires on February 15, 1999; consequently borrowings under this line have been classified as long-term.

The shareholder loan to the president and principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit.

The Company is currently satisfying all working capital and capital expenditure requirements through internally generated cash flows from operations and borrowings available on its credit facility. Management believes that its financial position and available borrowings on its credit facility will be sufficient to meet the operating requirements of its business for a period of at least twelve months.

INCOME TAXES

Prior to the consummation of the Merger, ANDATACO elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and consequently all federal income taxes and most state taxes were paid directly by its shareholders.

Concurrent with the Merger, ANDATACO changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. Effective with that change, the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at January 31, 1998 includes losses solely incurred by the Company since the Merger.

Because of the change in taxpayer status to a Subchapter C Corporation, the Company is subject to federal and state income taxes. The tax provision is calculated giving effect to the change of ANDATACO from a Subchapter S Corporation to a Subchapter C Corporation, and the resultant adjustments for federal and state income taxes, as if ANDATACO had been taxed as a C Corporation rather than an S Corporation since inception. The Company has recorded deferred tax assets and liabilities due to its change in taxpayer status to a Subchapter C Corporation. The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.


The income tax provision recorded for the three-month period ended January 31, 1998 represents minimum state taxes for the period. No income tax provision or benefit was recorded for the three-month period ended January 31, 1998 due to net loss incurred during this period, which loss has not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

No pro forma calculation of income tax is presented because as a Subchapter C Corporation the Company would not have been liable for income taxes due to losses sustained, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

        11.1 Computation of Loss per Common Share

        27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

        None


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IPL SYSTEMS, INC.


               Date: March 17, 1998          By:/s/ Harris Ravine
                                                -------------------------------
                                                Harris Ravine
                                                Chief Executive Officer
                                                (on behalf of registrant and as
                                                its principal executive officer)

               Date: March 17, 1998          By:/s/ Richard A. Hudzik
                                                -------------------------------
                                                Richard A. Hudzik
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (on behalf of registrant and as
                                                its principal financial officer)