Form 10-Q
period 1998-04-30
ANDATACO INC
filed 1998-06-15
CIK 351810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____TO ____ .


                         COMMISSION FILE NUMBER: 0-10370



                                 ANDATACO, INC.
                           --------------------------
                           formerly IPL Systems, Inc.
             (Exact name of Registrant as specified in its charter)



                  MASSACHUSETTS                                04-2511897
           -------------------------                        ----------------
           (State or jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                    Identification No.)




                 10140 MESA RIM RD., SAN DIEGO, CALIFORNIA 92121
              (Address of principal executive offices and Zip Code)



                                 (619) 453-9191
              (Registrant's Telephone Number, including area code)






Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]


As of June 5, 1998 there were 23,819,399 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.


================================================================================

ANDATACO, INC.

FORM 10-Q INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I.    FINANCIAL INFORMATION

           Item 1.Consolidated Financial Statements*

                  Consolidated Balance Sheet at April 30, 1998 (unaudited)
                    and October 31, 1997                                               3

                  Consolidated Statement of Operations (unaudited) for the
                    three-month and six-month periods ended April 30, 1998 and 1997    4

                  Consolidated Statement of Cash Flows (unaudited) for the
                    six-month periods ended April 30, 1998 and 1997                    5

                  Notes to Consolidated Financial Statements (unaudited)               6

           Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          8


PART II.   OTHER INFORMATION

           Item 4.Submission of Matters to a Vote of Security Holders                 13

           Item 6.Exhibits and Reports on Form 8-K                                    13

                  Signatures


* On April 8, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the amendment of the Company's Articles of Organization to change the name of IPL Systems, Inc. to Andataco, Inc. Concurrent with that change, the Company also changed the name of its wholly owned subsidiary ANDATACO to ANDATACO of California.

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ANDATACO, INC.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


                                               APRIL 30,              OCTOBER 31,
                                                 1998                    1997
                                              ------------           ------------
                                              (UNAUDITED)
ASSETS

Current assets:
  Cash                                        $     20,000           $     41,000
  Accounts receivable, net                      10,695,000             10,846,000
  Inventories                                    6,247,000              7,458,000
  Other current assets                             452,000                353,000
                                              ------------           ------------

    Total current assets                        17,414,000             18,698,000

Goodwill, net                                    6,829,000              7,665,000
Equipment and improvements, net                  3,804,000              3,599,000
Other assets                                        51,000                 27,000
                                              ------------           ------------

                                              $ 28,098,000           $ 29,989,000
                                              ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  6,857,000           $  7,660,000
  Accrued expenses                               3,592,000              4,202,000
  Deferred revenue                               2,220,000              1,554,000
  Current portion of note payable                       --                113,000
                                              ------------           ------------

    Total current liabilities                   12,669,000             13,529,000
                                              ------------           ------------


Long-term liabilities:
  Bank line of credit                            6,106,000              6,500,000
  Note payable, less current portion                    --                 28,000
  Shareholder loan                               5,196,000              5,196,000
                                              ------------           ------------

    Total long-term liabilities                 11,302,000             11,724,000
                                              ------------           ------------

Shareholders' equity:
  Common stock                                     238,000                238,000
  Additional paid in capital                    10,107,000             10,107,000
  Accumulated deficit                           (6,218,000)            (5,609,000)
                                              ------------           ------------

    Total shareholders' equity                   4,127,000              4,736,000
                                              ------------           ------------

                                              $ 28,098,000           $ 29,989,000
                                              ============           ============



            See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED                            SIX  MONTHS ENDED
                                                       APRIL 30,                                    APRIL 30,
                                         -----------------------------------           -----------------------------------
                                             1998                   1997                   1998                   1997
                                         ------------           ------------           ------------           ------------
Sales                                    $ 20,996,000           $ 21,540,000           $ 42,756,000           $ 47,037,000
Cost of sales                              14,325,000             16,953,000             29,300,000             36,458,000
                                         ------------           ------------           ------------           ------------

    Gross profit                            6,671,000              4,587,000             13,456,000             10,579,000
                                         ------------           ------------           ------------           ------------

Operating expenses:
  Selling, general and
    administrative                          6,037,000              4,459,000             12,438,000              9,669,000
  Rent expense to shareholder                  83,000                 83,000                166,000                166,000
  Research and development                    473,000                150,000                914,000                614,000
                                         ------------           ------------           ------------           ------------

    Total operating expenses                6,593,000              4,692,000             13,518,000             10,449,000
                                         ------------           ------------           ------------           ------------

Income (loss) from operations                  78,000               (105,000)               (62,000)               130,000

Interest expense                              139,000                111,000                288,000                345,000
Interest expense to shareholder               117,000                117,000                234,000                228,000
                                         ------------           ------------           ------------           ------------

Loss before income
  tax provision                              (178,000)              (333,000)              (584,000)              (443,000)

Income tax provision                           11,000                  6,000                 25,000                  6,000
                                         ------------           ------------           ------------           ------------


Net loss                                 $   (189,000)          $   (339,000)          $   (609,000)          $   (449,000)
                                         ============           ============           ============           ============

Loss per share:

  Basic                                  $      (0.01)          $      (0.02)          $      (0.03)          $      (0.03)
                                         ============           ============           ============           ============
  Diluted                                $      (0.01)          $      (0.02)          $      (0.03)          $      (0.03)
                                         ============           ============           ============           ============
Shares used in computing
net loss per share:

  Basic                                    23,819,399             18,078,381             23,819,399             18,078,381
                                         ============           ============           ============           ============
  Diluted                                  23,819,399             18,078,381             23,819,399             18,078,381
                                         ============           ============           ============           ============


            See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------


                                                                           SIX MONTHS ENDED
                                                                               APRIL 30,
                                                                   ----------------------------------
                                                                       1998                 1997
                                                                   ------------          ------------
Cash flows from operating activities:
  Net loss                                                         $   (609,000)         $   (449,000)
  Adjustments to reconcile net loss to cash
     provided by (used in) operating
    activities:
      Depreciation and amortization                                     769,000               300,000
      Amortization of goodwill                                          836,000                    --
  Changes in assets and liabilities:
    Accounts receivable                                                 151,000               161,000
    Inventories                                                         913,000               374,000
    Other assets                                                       (123,000)             (192,000)
    Accounts payable                                                   (803,000)           (1,136,000)
    Accrued expenses                                                   (610,000)              704,000
    Deferred revenue                                                    666,000               101,000
                                                                   ------------          ------------

      Net cash provided by (used in) operating activities             1,190,000              (137,000)
                                                                   ------------          ------------

Cash flows from investing activities:
  Payments for purchases of property and equipment                     (676,000)             (301,000)
                                                                   ------------          ------------

      Net cash used in investing activities                            (676,000)             (301,000)
                                                                   ------------          ------------

Cash flows from financing activities:
  Payments under bank line of credit agreement, net                    (394,000)              (53,000)
  Proceeds from shareholder loan                                             --               269,000
  Payments on note payable                                             (141,000)             (108,000)
                                                                   ------------          ------------

      Net cash (used in) provided by financing activities              (535,000)              108,000
                                                                   ------------          ------------

Net change in cash                                                      (21,000)             (330,000)

Cash at beginning of period                                              41,000               765,000
                                                                   ------------          ------------

Cash at end of period                                              $     20,000          $    435,000
                                                                   ============          ============


            See notes to unaudited consolidated financial statements.

ANDATACO, INC.

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

The accompanying unaudited consolidated financial statements of ANDATACO, Inc. ("ADT" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 1998 and its results of operations for the three-month and six-month periods ended April 30, 1998 and 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1998.


NOTE 2- BUSINESS COMBINATION

On June 3, 1997 (the "Closing Date"), ADT (formerly IPL Systems, Inc.) completed a business combination with ANDATACO of California (formerly ANDATACO), whereby ANDATACO of California was merged with a wholly-owned subsidiary of ADT (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO of California were issued a total of 18,078,381 shares of ADT Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO of California. Although as a legal matter the Merger resulted in ANDATACO of California becoming a wholly-owned subsidiary of ADT, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO of California and an acquisition of ADT by ANDATACO of California (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by ADT subsequent to the Merger be those of ANDATACO of California, which include the results of operations of ADT from the Closing Date.

The acquisition of ADT by ANDATACO of California was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process research and development was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated useful life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

ANDATACO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - NET LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standard (FAS) No.128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Net income remains the same for the calculations of basic EPS and diluted EPS. The denominator for the diluted EPS calculation differs from that of basic EPS by the number of common stock equivalents outstanding for each period. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128. The number of shares of the Company's common stock outstanding immediately before the Merger has been treated as issued at the Merger date. Shares issuable upon exercise of outstanding stock options have been excluded from the diluted EPS computation as their effect would be antidilutive.


NOTE 4 - INVENTORIES


                                                       APRIL 30,        OCTOBER 31,
                                                         1998                 1997
                                                     ------------        ------------
                                                     (Unaudited)
Inventories are comprised of the following:
  Purchased components                               $  4,864,000        $  5,541,000
  Work in progress                                        288,000             125,000
  Finished goods                                        1,095,000           1,792,000
                                                     ------------        ------------
                                                     $  6,247,000        $  7,458,000
                                                     ============        ============

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

The discussion contained in this report may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the computer storage industry and other factors referred to herein including, but not limited to, the factors discussed below and in the Company's Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

ADT designs, manufactures, and distributes storage solutions based on its Application-Specific Architecture ("ASA") for Windows NT and UNIX environments. The Company develops products to meet the individual performance and availability profiles of storage-intensive applications in its target markets.

The Company's open-architecture solutions include Redundant Array of Independent Disks ("RAID") and RAID-ready disk arrays; tape backup and restore products; and web storage management and other storage management utilities, remote mirroring and disaster recovery software. These products support multiple server platforms, including Sun Microsystems, Hewlett-Packard, Silicon Graphics, Inc. and various NT systems. The Company distributes internally developed products, as well as products from other manufacturers through direct, indirect and original equipment manufacturer ("OEM") sales and service channels throughout the world. The Company backs its products with maintenance and technical support. In addition it provides customized consulting services programs.

The GigaRAID Series is a family of RAID and RAID-ready disk and tape storage systems that are combined with the Company's proprietary, award-winning modular packaging architecture, Enterprise Storage Packaging ("ESP"), to create complete storage solutions. The GigaRAID/HA provides high performance and availability for OLTP/Database applications characterized by small block/random data processing. The GigaRAID/FT is fully-redundant and configurable for either large block, sequential applications such as video, data-warehousing, and seismic analysis, or small block, random applications such as OLTP/Database, financial, and technology development. Late in the second quarter of fiscal 1998 the Company introduced the GigaRAID/FC fibre channel products. The new GigaRAID/FC Series offers high availability, performance and capacity within server-based enterprise network environments, including high performing SCSI and Fibre products for the gas exploration, technology development, video,data warehouse and OLTP/Database environments. Other GigaRAID Series products,including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing.

Historically, the reseller business or the sale of third party mass storage products accounted for the majority of the Company's revenues, representing 100% of revenues in fiscal 1995 and declining to 37.2% and 34.6% in fiscal 1996 and 1997, respectively. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of GigaRAID products. For the six months ended April 30, 1998 and 1997, revenue from sales of GigaRAID products represented 57.9% and 39.7% of total revenue, respectively.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.


                                                   Three Months Ended                 Six Months Ended
                                                         April 30,                         April 30,
                                               -----------------------------     -----------------------------
                                                   1998             1997             1998             1997
                                               ------------     ------------     ------------     ------------
Sales                                                 100.0%           100.0%           100.0%           100.0%
Cost of sales                                          68.2             78.7             68.5             77.5
                                               ------------     ------------     ------------     ------------

Gross profit                                           31.8             21.3             31.5             22.5

Operating expenses:
  Selling, general and administrative                  28.8             20.7             29.1             20.6
  Rent expense to shareholder                           0.4              0.4              0.4              0.4
  Research and development                              2.3              0.7              2.1              1.3
                                               ------------     ------------     ------------     ------------
Total operating expenses                               31.5             21.8             31.6             22.3
                                               ------------     ------------     ------------     ------------

Income (loss) from operations                           0.3             (0.5)            (0.1)             0.2

Interest expense                                        1.2              1.1              1.2              1.2
                                               ------------     ------------     ------------     ------------

Loss before income tax provision                       (0.9)            (1.6)            (1.3)            (1.0)

Provision for income taxes                              0.1               --              0.1               -_
                                               ------------     ------------     ------------     ------------

Net loss                                               (1.0)%           (1.6)%           (1.4)%           (1.0)%
                                               ============     ============     ============     ============

Results of Operations - Second Quarter of Fiscal 1998 compared to Second Quarter of Fiscal 1997

Sales. Sales for the three months ended April 30, 1998 were $20,996,000, a decrease of 2.5% from sales of $21,540,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of older mass storage products including RAID Liteand RAPID-Tape, as well as lower sales in the GigaRAID 8000/3000 series of JBOD Disk and JBOT Tape. Mass storage product sales were $1,116,000 in the second quarter of fiscal 1998 compared to $6,675,000 in the second quarter of fiscal 1997. This decrease was partially offset by an increase in newer GigaRAID product sales including GigaRAID FT and GigaRAID FC. Sales of newer GigaRAID products were $12,229,000 in the second quarter of fiscal 1998 compared to $7,835,000 in the second quarter of fiscal 1997. The decrease in older mass storage product sales is in line with the Company's strategy to focus increased resources on newer GigaRAID products which produce higher margins. This is consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining internal technology with selected products manufactured by its distribution and development partners, the Company provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

Gross Profit. Notwithstanding the decline in sales, gross profit in the second quarter of fiscal year 1998 was $6,671,000, representing approximately 31.8% of revenues, compared to $4,587,000 in the second quarter of fiscal 1997, representing approximately 21.3% of sales. The increase in gross profit percentage was due primarily to the shift in product mix from quarter to quarter. The Company's newer GigaRAID product family sales accounted for 58.2% of revenues for the second quarter of fiscal 1998 as compared to 36.4% of revenues in the second quarter of fiscal 1997. The Company's GigaRAID product family has a higher average gross margin as compared to mass storage and other third party products. In addition, there was a reduction in costs of components used to manufacture products in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain Merger related expenses (i.e., goodwill amortization). SG&A expenses were $6,037,000 and $4,459,000 for the three months ended April 30, 1998 and 1997, respectively. The increase in the current period's SG&A expenses over such expenses incurred in the comparable period of the prior fiscal year primarily represents the addition of sales executives and technical service, marketing and management personnel intended to increase sales of the Company's products in all channels. In addition, the increase in SG&A expenses was due to $418,000 of goodwill amortization resulting from the Merger and an increase in depreciation expense of approximately $207,000 related to the addition of fixed assets from the Merger.

Research and Development. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $473,000 and $150,000 for the quarters ended April 30, 1998 and 1997, respectively. The level of research and development expenses is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

Interest Expense. The increase in interest expense of $28,000 or 25.2%, in the second quarter of fiscal 1998 over the comparable period in fiscal 1997 is primarily due to an increase in the outstanding portion of the Company's bank line of credit.

Results of Operations - First Six Months of Fiscal 1998 compared to First Six Months of Fiscal 1997

Sales. Sales for the six months ended April 30, 1998 were $42,756,000, a decrease of 9.1% from sales of $47,037,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of older mass storage products including RAID Lite and RAPID-Tape, as well as lower sales in the GigaRAID 8000/3000 series of JBOD Disk and JBOT Tape. Mass storage integrated product sales were $3,092,000 in the first six months of fiscal 1998 compared to $12,711,000 in the first six months of fiscal 1997. In addition, third-party product sales decreased by $2,146,000 to $12,778,000 in the first six months of fiscal 1998 compared to $14,924,000 in the first six months of fiscal 1997. Although the Company experienced an increase in sales of GigaRAID products of $6,088,000 over the same period in 1997, such increase was more than offset by the decrease in the sales of older mass storage and other third-party products. The decrease in older mass storage and third-party product sales is in line with the Company's strategy to focus increased resources on the GigaRAID product family which produce higher margins. This is consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining internal technology with selected products manufactured by its distribution and development partners, the Company provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

Gross Profit. Notwithstanding the decline in sales, gross profit for the first six months of fiscal year 1998 was $13,456,000, representing approximately 31.5% of revenues, compared to $10,579,000 in the first six months of fiscal 1997, representing approximately 22.5% of sales. The increase in gross profit percentage was due primarily to the shift in product mix from period to period. The Company's GigaRAID product family sales accounted for 57.9% of revenues for the first six months of fiscal 1998 as compared to 39.7% of revenues in the first six months of fiscal 1997. The Company's GigaRAID product family has a higher average gross margin as compared to older mass storage and other third party products. In addition, there was a reduction in costs of components used to manufacture products in the first six months of fiscal 1998 compared to the comparable period in fiscal 1997.

Selling, General and Administrative. SG&A expenses were $12,438,000 and $9,669,000 for the six months ended April 30, 1998 and 1997, respectively. The increase in the current period's SG&A expenses over such expenses incurred in the comparable period of the prior fiscal year primarily represents the addition of key sales executives and technical service, marketing and and management personnel intended to increase sales of the Company's products in all channels. In addition, the increase in SG&A was due to $836,000 of goodwill amortization resulting from the Merger and an increase in depreciation expense of approximately $409,000 related to the addition of fixed assets from the Merger.

Research and Development. Research and development expenses were $914,000 and $614,000 for the first six months ended April 30, 1998 and 1997, respectively. The level of research and development expenses is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

Interest Expense. The decrease in interest expense of $51,000 or 8.9%, in the first six months of fiscal 1998 over the comparable period in fiscal 1997 is primarily due to the reduction in the outstanding portion of the Company's bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998, the Company generated $1,190,000 of cash from operating activities. Included in this net change was a decrease of $913,000 in inventories, and a reduction in trade accounts receivable of $151,000, partially offset by a reduction in accounts payable of $803,000.

Offsetting cash generated from operations was the reduction in the outstanding portion of the Company's bank line of credit of $394,000 and payments for purchases of capital equipment of $676,000.

On April 30, 1998, the Company replaced its existing credit facility with a new facility with a new financial institution. The new credit facility permits the Company to borrow the lesser of $15,000,000 or a percentage of eligible accounts receivable and inventory ($9,755,000 available at April 30, 1998). As of April 30, 1998, the Company had $6,106,000 outstanding under this credit line. The credit facility expires on April 30, 2001; consequently borrowings under this line have been classified as long term.

The shareholder loan from the president and principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit.

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

INCOME TAXES

Prior to the consummation of the Merger, ANDATACO of California elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and consequently all federal income taxes and most state taxes were paid directly by its shareholders.

Concurrent with the Merger, ANDATACO of California changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. Effective with that change, the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at April 30, 1998 includes losses solely incurred by the Company since the Merger.

Because of the change in taxpayer status to a Subchapter C Corporation, the Company is subject to federal and state income taxes. The tax provision is calculated giving effect to the change of ANDATACO of California from a Subchapter S Corporation to a Subchapter C Corporation, and the resultant adjustments for federal and state income taxes, as if ANDATACO of California had been taxed as a C Corporation rather than an S Corporation since inception. The Company has recorded deferred tax assets and liabilities due to its change in taxpayer status to a Subchapter C Corporation. The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

The income tax provision recorded for the six-month period ended April 30, 1998 represents minimum state taxes for the period. No income tax provision or benefit was recorded for the six-month period ended April 30, 1998 due to net loss incurred during this period, which loss has not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

No pro forma calculation of income tax is presented because as a Subchapter C Corporation the Company would not have been liable for income taxes due to losses sustained, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

PART II - OTHER INFORMATION


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved management's slate of directors and all four additional proposals with the following vote distribution:


                                                                                                           Broker
         Item                                 Affirmative          Negative            Withheld            Non-Vote
                                              ----------          ----------          ----------          ----------
Election of Board of Directors
    Harris Ravine                             22,580,685                  --              59,511                  --
    W. David Sykes                            22,580,685                  --              59,511                  --
    Cornelius McMullan                        22,584,735                  --              55,461                  --
    Melville Straus                           22,584,335                  --              55,861                  --

Other Matters
1)Amend the Company's Articles
  of Organization to change name
  of Company to Andataco, Inc.                22,542,271              63,825              34,100           1,179,203

2)Amend the bylaws to set the
  number of authorized shares
  at 40,000,000                               22,424,659             184,747              30,790           1,179,203

3)Increase the number of shares
  issuable under the Company's
  1997 Equity Incentive Plan                  19,372,103             188,998              41,930           4,216,368

4)Reappoint Price Waterhouse LLP
  as independent auditors for fiscal
  year 1998                                   22,587,331              34,700              18,165           1,179,203


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        10.1 Loan Agreement dated as of April 30, 1998 between Wells Fargo Bank and the Company.

        11.1    Computation of Loss per Common Share

        27.1    Financial Data Schedule

(b)  Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Andataco, Inc.


               Date: June 15, 1998   By:/s/ Harris Ravine
                                        -------------------------------
                                        Harris Ravine
                                        Chief Executive Officer
                                        (on behalf of registrant and as
                                        its principal executive officer)


               Date: June 15, 1998   By:/s/ Richard A. Hudzik
                                        -------------------------------
                                        Richard A. Hudzik
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (on behalf of registrant and as
                                        its principal financial officer)