Form 10-Q
period 1998-07-31
ANDATACO INC
filed 1998-09-14
CIK 351810

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____TO ____ .


                         COMMISSION FILE NUMBER: 0-10370



                                 ANDATACO, INC.
                                 --------------
                           formerly IPL Systems, Inc.
             (Exact name of Registrant as specified in its charter)



            MASSACHUSETTS                                         04-2511897
            -------------                                         ----------
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



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]


As of September 5, 1998 there were 23,819,399 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.


================================================================================

ANDATACO, INC.

FORM 10-Q INDEX
--------------------------------------------------------------------------------

                                                                                                      PAGE NO.
PART I.       FINANCIAL INFORMATION

              Item 1. Consolidated Financial Statements

                      Consolidated Balance Sheet at July 31, 1998 (unaudited)
                         and October 31, 1997                                                             3

                      Consolidated Statement of Operations (unaudited) for the
                         three-month and nine-month periods ended July 31, 1998 and 1997                  4

                      Consolidated Statement of Cash Flows (unaudited) for the
                         nine-month period ended July 31, 1998 and 1997                                   5

                      Notes to Consolidated Financial Statements (unaudited)                              6

              Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        8


PART II.      OTHER INFORMATION

              Item 5. Other Information                                                                  15

              Item 6. Exhibits and Reports on Form 8-K                                                   15

                      Signatures

PART I -  FINANCIAL INFORMATION

ITEM 1:     CONSOLIDATED FINANCIAL STATEMENTS
ANDATACO, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                               JULY 31,             OCTOBER 31,
                                                 1998                  1997
                                              ------------         ------------
                                              (UNAUDITED)
ASSETS

Current assets:
   Cash                                       $    320,000         $     41,000
   Accounts receivable, net                      8,352,000           10,846,000
   Inventories                                   4,959,000            7,458,000
   Other current assets                            406,000              353,000
                                              ------------         ------------

     Total current assets                       14,037,000           18,698,000

Goodwill, net                                    6,411,000            7,665,000
Equipment and improvements, net                  3,660,000            3,599,000
Other assets                                         1,000               27,000
                                              ------------         ------------

                                              $ 24,109,000         $ 29,989,000
                                              ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  6,569,000         $  7,660,000
   Accrued expenses                              2,674,000            4,202,000
   Deferred revenue                              2,417,000            1,554,000
   Current portion of notes payable                     --              113,000
                                              ------------         ------------
     Total current liabilities                  11,660,000           13,529,000
                                              ------------         ------------


Long-term liabilities:
   Bank line of credit                           5,000,000            6,500,000
   Notes payable, less current portion                  --               28,000
   Shareholder loan                              5,196,000            5,196,000
                                              ------------         ------------
     Total long-term liabilities                10,196,000           11,724,000
                                              ------------         ------------

Shareholders' equity:
   Common stock                                    238,000              238,000
   Additional paid in capital                   10,107,000           10,107,000
   Accumulated deficit                          (8,092,000)          (5,609,000)
                                              ------------         ------------

     Total shareholders' equity                  2,253,000            4,736,000
                                              ------------         ------------

                                              $ 24,109,000         $ 29,989,000
                                              ============         ============



           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------


                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    JULY 31,                                 JULY 31,
                                       ---------------------------------         ---------------------------------
                                           1998                 1997                 1998                 1997
                                       ------------         ------------         ------------         ------------
Sales                                  $ 17,092,000         $ 22,057,000         $ 59,848,000         $ 69,094,000
Cost of sales                            12,733,000           17,151,000           42,033,000           53,609,000
                                       ------------         ------------         ------------         ------------
     Gross profit                         4,359,000            4,906,000           17,815,000           15,485,000
                                       ------------         ------------         ------------         ------------
Operating expenses:
   Selling, general and
     administrative                       5,325,000            6,015,000           17,788,000           15,690,000
   Rent expense to shareholder               83,000               83,000              249,000              249,000
   Purchased research and
     development                                 --            2,400,000                   --            2,400,000
   Research and development                 568,000              304,000            1,482,000              918,000
                                       ------------         ------------         ------------         ------------
     Total operating expenses             5,976,000            8,802,000           19,519,000           19,257,000
                                       ------------         ------------         ------------         ------------
Loss from operations                     (1,617,000)          (3,896,000)          (1,704,000)          (3,772,000)

Interest expense                            140,000              156,000              428,000              501,000
Interest expense to shareholder             117,000              117,000              351,000              345,000
                                       ------------         ------------         ------------         ------------

Net loss                               $ (1,874,000)        $ (4,169,000)        $ (2,483,000)        $ (4,618,000)
                                       ============         ============         ============         ============

Loss per share:

   Basic                               $      (0.08)        $      (0.19)        $      (0.10)        $      (0.24)
                                       ============         ============         ============         ============

   Diluted                             $      (0.08)        $      (0.19)        $      (0.10)        $      (0.24)
                                       ============         ============         ============         ============

Shares used in computing
   net loss per share

   Basic                                 23,819,399           21,688,262           23,819,399           19,294,898
                                       ============         ============         ============         ============

   Diluted                               23,819,399           21,688,262           23,819,399           19,294,898
                                       ============         ============         ============         ============



           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------


                                                                         NINE MONTHS ENDED
                                                                             JULY 31,
                                                                  -------------------------------
                                                                     1998                1997
                                                                  -----------         -----------
Cash flows from operating activities:
   Net loss                                                       $(2,483,000)        $(4,618,000)
   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Depreciation and amortization                                1,237,000             784,000
       Amortization of goodwill                                     1,254,000             279,000
       Purchased research and development                                  --           2,400,000
       Stock compensation                                                  --             106,000
   Changes in assets and liabilities:
     Accounts receivable                                            2,494,000           1,637,000
     Inventories                                                    2,499,000          (1,244,000)
     Other assets                                                     (27,000)            261,000
     Accounts payable                                              (1,091,000)         (1,722,000)
     Accrued expenses                                              (1,528,000)          1,304,000
     Deferred revenue                                                 863,000                  --
                                                                  -----------         -----------
       Net cash provided by (used in) operating activities          3,218,000            (813,000)
                                                                  -----------         -----------
Cash flows from investing activities:
   Cash acquired in merger transaction (net of
     cash expended of $478,000)                                            --             676,000
   Payments for purchases of property and equipment                (1,298,000)           (445,000)
                                                                  -----------         -----------
       Net cash (used in) provided by investing activities         (1,298,000)            231,000
                                                                  -----------         -----------
Cash flows from financing activities:
   Payments under bank line of credit agreement,net                (1,500,000)            (53,000)
   Proceeds from shareholder loan                                          --             269,000
   Payments on notes payable                                         (141,000)           (137,000)
                                                                  -----------         -----------
       Net cash (used in) provided by financing activities         (1,641,000)             79,000
                                                                  -----------         -----------
Net increase (decrease) in cash                                       279,000            (503,000)

Cash at beginning of period                                            41,000             765,000
                                                                  -----------         -----------
Cash at end of period                                             $   320,000         $   262,000
                                                                  ===========         ===========



See notes to unaudited consolidated financial statements.

ANDATACO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1- NAME CHANGE

On April 8, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved the amendment of the Company's Articles of Organization to change the name of IPL Systems, Inc. to Andataco, Inc. Concurrent with that change, the Company also changed the name of its wholly owned subsidiary ANDATACO to ANDATACO of California.


NOTE 2 - BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements of Andataco, Inc. ("ADT", or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of July 31, 1998 and its results of operations for the three-month and nine-month periods ended July 31, 1998 and 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1998.


NOTE 3- BUSINESS COMBINATION

On June 3, 1997 (the "Closing Date"), ADT (formally IPL Systems, Inc.) completed a business combination with ANDATACO of California (formally ANDATACO), whereby ANDATACO of California was merged with a wholly-owned subsidiary of ADT (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO of California were issued a total of 18,078,381 shares of ADT Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO of California. Although as a legal matter the Merger resulted in ANDATACO of California becoming a wholly-owned subsidiary of ADT, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO of California and an acquisition of ADT by ANDATACO of California (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by ADT subsequent to the Merger be those of ANDATACO of California, which include the results of operations of ADT from the Closing Date.

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

ANDATACO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - NET LOSS PER SHARE

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standard (FAS) No.128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Net income remains the same for the calculations of basic EPS and diluted EPS. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128. The number of shares of the Company's common stock outstanding immediately before the Merger has been treated as having been issued at the Merger date. Shares issuable upon exercise of outstanding stock options of 2,184,428 have been excluded from the diluted EPS computation, as their effect would be antidilutive.


NOTE 5 - INVENTORIES

                                                     JULY 31,         OCTOBER 31,
                                                       1998              1997
                                                   (Unaudited)
Inventories are comprised of the following:
   Purchased components                             $4,226,000        $5,541,000
   Work in progress                                    182,000           125,000
   Finished goods                                      551,000         1,792,000
                                                    ----------        ----------

                                                    $4,959,000        $7,458,000
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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail risks and uncertainties such as those set forth below and in the Company's Form 10-K which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

OVERVIEW

ADT designs, manufactures, and distributes storage solutions based on its Application-Specific Architecture ("ASA") for Windows NT and UNIX environments. The Company develops products to meet the individual performance and availability profiles of storage-intensive applications in its target markets.

The Company's open-architecture solutions include Redundant Array of Independent Disks ("RAID") and RAID-ready disk arrays; tape backup and restore products; and web storage management and other storage management utilities, remote mirroring and disaster recovery software. These products support multiple server platforms, including Sun Microsystems, Hewlett-Packard, Silicon Graphics, Inc. and various NT systems. The Company distributes internally developed products, as well as products from other manufacturers through direct, indirect and original equipment manufacturer ("OEM") sales and service channels throughout the world. The Company backs its products with maintenance and technical support. In addition, it provides customized consulting service programs.

The GigaRAID Series is a family of RAID and RAID-ready disk and tape storage systems that combine with the Company's proprietary, award-winning modular packaging architecture, Enterprise Storage Packaging ("ESP"), to create complete storage solutions. The GigaRAID/HA provides high performance and availability for OLTP/Database applications characterized by small block/random data processing. The GigaRAID/FT, is fully redundant and configurable for either large block, sequential applications, or small block, random applications. In the second quarter of fiscal 1998 the GigaRAID/FC Series, one of the first storage systems to provide the availability, performance and connectivity advantages of Fibre Channel technology, was introduced. Other GigaRAID Series products, including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing. In August 1998, the Company announced three new storage products: an enhanced version of the GigaRAID/HA; the GigaRAID/AA which is the next generation of the GigaRAID/SX; and the GigaRAID 8000 LVD enclosure, featuring Ultra2 SCSI Low Voltage Differential (LVD) interface technology. The Company also introduced in August 1998 two storage management software products, Client/S for the GigaRAID/HA, and Web Storage Manager for the GigaRAID/AA.

Historically, the reseller business or the sale of third party non-GigaRAID products accounted for the majority of the Company's revenues, representing 100% of revenues in fiscal 1995 and declining to 37.2% and 34.6% in fiscal 1996 and 1997, respectively. The Company plans to continue to sell third party products and to focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products. For the nine months ended July 31, 1998 and 1997, revenue from sales of internally developed and GigaRAID products represented 59.2% and 42.6% of total revenue, respectively.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.

                                                   Three Months Ended               Nine Months Ended
                                                        July 31,                        July 31,
                                                 ----------------------          ----------------------
                                                  1998            1997            1998            1997
                                                 ------          ------          ------          ------
    Sales                                         100.0%          100.0%          100.0%          100.0%
    Cost of sales                                  74.5            77.8            70.2            77.6
                                                 ------          ------          ------          ------

    Gross profit                                   25.5            22.2            29.8            22.4

    Operating expenses:
      Selling, general and administrative          31.1            27.2            29.7            22.7
      Rent expense to shareholder                   0.5             0.4             0.4             0.4
      Purchased research and development             --            10.9              --             3.5
      Research and development                      3.3             1.4             2.5             1.3
                                                 ------          ------          ------          ------
    Total operating expenses                       34.9            39.9            32.6            27.9
                                                 ------          ------          ------          ------

    Loss from operations                           (9.4)          (17.7)           (2.8)           (5.5)

    Interest expense                                1.5             1.2             1.3             1.2
                                                 ------          ------          ------          ------


    Net loss                                      (10.9)%         (18.9)%          (4.1)%          (6.7)%
                                                 ======          ======          ======          ======

Results of Operations - Third Quarter of Fiscal 1998 compared to Third Quarter of Fiscal 1997

Sales. Sales for the three months ended July 31, 1998 were $17,092,000, a decrease of 22.5% from sales of $22,057,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of older mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape, as well as lower sales in non-GigaRAID distribution products. Mass storage product sales were $970,000 in the third quarter of fiscal 1998 compared to $3,747,000 in the third quarter of fiscal 1997. Non-GigaRAID distribution product sales were $4,252,000 in the third quarter of fiscal 1998 compared to $7,079,000 in the same period in 1997. The decrease in older mass storage and non-GigaRAID distribution product sales is in line with the Company's strategy to focus increased resources on newer GigaRAID products which produce higher margins. However, GigaRAID product sales in the third quarter of fiscal 1998 remained relatively flat compared to sales in the third quarter of fiscal 1997. The lower than expected sales of GigaRAID products, in the third quarter of fiscal 1998 was a direct result of a slower than anticipated ramp in the Company's Fibre Channel solutions offering including GigaRAID/FT and GigaRAID/FC.

Gross Profit. Gross profit in the third quarter of fiscal 1998 was $4,359,000, representing approximately 25.5% of revenues, compared to $4,906,000 in the third quarter of fiscal 1997, representing approximately 22.2% of sales. The increase in gross profit percentage was due primarily to the shift in product mix from the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The Company's GigaRAID product family sales accounted for 62.6% of revenues for the third quarter of fiscal 1998 as compared to 48.9% of revenues in the third quarter of fiscal 1997. The Company's GigaRAID product family has a higher average gross margin as compared to non-GigaRAID mass storage and third party products. In addition, there was a reduction in costs of components used to manufacture products in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain Merger related expenses (i.e. goodwill amortization). SG&A expenses were $5,325,000 and $6,015,000 for the three months ended July 31, 1998 and 1997, respectively. The decrease in the current period's SG&A expenses over such expenses incurred in the comparable period of the prior fiscal year primarily represents the reduction in salesforce expenses, bad debt charges, and reduced administrative expenses related to headcount reductions. Merger related expenses for the periods include goodwill amortization of $418,000 and $278,000 included in the third quarter of fiscal 1998 and 1997, respectively, and amortization of proprietary technology of $200,000 in the third quarter of fiscal 1997.

Research and Development. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $568,000 and $304,000 for the quarters ended July 31, 1998 and 1997, respectively. The level of research and development expenses is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.


Results of Operations - First Nine Months of Fiscal 1998 compared to First Nine Months of Fiscal 1997

Sales. Sales for the nine months ended July 31, 1998 were $59,848,000, a decrease of 13.4% from sales of $69,094,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of older mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape, as well as lower sales in non-GigaRAID distribution products. Mass storage product sales were $4,062,000 in the first nine months of fiscal 1998 compared to $16,459,000 in the first nine months of fiscal 1997. Non-GigaRAID distribution product sales decreased by $4,973,000 to $17,029,000 in the first nine months of fiscal 1998 compared to $22,002,000 in the first nine months of fiscal 1997. Although the Company experienced an increase in sales of internally designed and distribution GigaRAID products of $6,006,000 over the same period in 1997, such increase was more than offset by the decrease in the sales of non-

GigaRAID mass storage and third-party products. The decrease in non-GigaRAID mass storage and third-party product sales is in line with the Company's strategy to focus increased resources on internally designed products, including the GigaRAID product family, capable of producing higher margins. This is consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining engineered technology with selected products manufactured by its distribution and development partners, the Company provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

Gross Profit. Notwithstanding the decline in sales, gross profit for the first nine months of fiscal year 1998 was $17,815,000, representing approximately 29.8% of revenues, compared to $15,485,000 in the first nine months of fiscal 1997, representing approximately 22.4% of sales. The increase in gross profit percentage was due primarily to the shift in product mix from period to period. The Company's GigaRAID product family sales accounted for 59.2% of revenues for the first nine months of fiscal 1998 as compared to 42.6% of revenues in the first nine months of fiscal 1997. The Company's GigaRAID product family has a higher average gross margin as compared to non-GigaRAID mass storage and third party products. In addition, there was a reduction in costs of components used to manufacture products in the first nine months of fiscal 1998 compared to the comparable period in fiscal 1997.

Selling, General and Administrative. SG&A expenses were $17,788,000 and $15,690,000 for the nine months ended July 31, 1998 and 1997, respectively. The increase in the current period's SG&A expenses over such expenses incurred in the comparable period of the prior fiscal year is primarily due to an increase of $975,000 of goodwill amortization, an increase in depreciation expense of approximately $653,000 related to the addition of fixed assets from the Merger, and the addition of key sales executives and management personnel in the current period.

Research and Development. Research and development expenses were $1,482,000 and $918,000 for the nine months ended July 31, 1998 and 1997, respectively. The level of research and development expenses is in line with the Company's strategy to continue to focus increased resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

Interest Expense. The decrease in interest expense of $73,000, or 14.6%, in the first nine months of fiscal 1998 over the comparable period in fiscal 1997 is primarily due to the reduction in the outstanding portion of the Company's bank line of credit.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, the Company generated $3,218,000 of cash from operating activities, primarily from improved management of working capital. Included in this net change was a decrease of $2,499,000 in inventories, and a reduction in trade accounts receivable of $2,494,000, partially offset by a reduction of accrued expenses of $1,528,000. Offsetting cash generated from operations was the reduction in the outstanding portion of the Company's bank line of credit of $1,500,000 and payments for purchases of capital equipment of $1,298,000.

On April 30, 1998, the Company obtained a credit facility with a new financial institution. The new credit facility permits the Company to borrow the lesser of $15,000,000 or a percentage of eligible accounts receivable and inventory ($6,239,000 available at July 31, 1998). As of July 31, 1998, the Company had $5,000,000 outstanding under this credit line. The credit facility expires on April 30, 2001; consequently, borrowings under this line have been classified as long term.

The shareholder loan to the president and principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinated to the bank line of credit.

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

Concurrent with the Merger, ANDATACO of California changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. Effective with that change, the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at July 31, 1998 includes losses solely incurred by the Company since the Merger.

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

No income tax provision or benefit was recorded for the nine-month period ended July 31, 1998 due to the net loss incurred during this period, which loss has not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

No pro forma calculation of income tax is presented because as a Subchapter C Corporation the Company would not have been liable for income taxes due to losses sustained, which losses have not resulted in the recording of an income tax benefit due to a full valuation allowance also being recorded.

YEAR 2000

Many current computer systems and software products were not designed to handle any dates beyond the year 1999. As a result, computer systems and/or software used by many companies may need to be modified prior to the Year 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance.

In mid-1997, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas; the Company's internal business transaction systems; the products the Company sells and the business transaction systems of its business partners, including suppliers, customers and bankers. To date, the Company has executed approximately two-thirds of its Plan and anticipates completing the remaining portions of the Plan by the end of calendar year 1998 while the evaluation and testing of certain ancillary PC office and specialized PC applications will continue through 1999.


Internal Business Transaction Systems

The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

All of the Company's systems for processing business transactions are Year 2000 compliant and the Company expects that these systems will correctly process transactions prior to and following 12:00am January 1, 2000. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.

The Company is in the process of evaluating certain ancillary PC office applications (e.g. word processing, spreadsheets, e-mail etc.) and specialized PC applications including art, drawing and other creative department applications, hardware design and other engineering department applications, software development systems, bank account management, fixed asset management, and stock option database management. This effort will continue through 1999.

The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Based on current information, the Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.


Products the Company Sells

The Company has also completed a review of its manufactured product line. However, the Company is still in the process of evaluating third party products and software sold by ADT for Year 2000 compliance. The Company's Year 2000 compliance related to the products it sells is as follows:

All ADT manufactured products are Year 2000 compliant and the Company believes these manufactured products will not produce date errors in changing from the year 1999 to 2000. The functionality of all of the Company's manufactured products, however, are dependent on the software compliance of the underlying operating systems.

All ADT developed software products are Year 2000 compliant.

The Company is still in the process of evaluating third party products and software sold by ADT for Year 2000 compliance. In the event that any of the significant third party products and software sold by ADT do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.


The Company's Business Partners

The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to ADT, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Any inability of ADT's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of ADT's products would also have a material adverse effect on the Company's results of operations. Additionally, any inability of the Company's other key business partners, including the Company's bank, to become Year 2000 compliant could cause them to become unable to provide critical business services, such as to provide funding on the Company's line of credit, and could therefore also have a material adverse effect on the Company.

The Company is currently in the process of identifying key customers, vendors and other significant business partners (e.g. bankers) and obtaining Year 2000 compliance statements. The Company anticipates completion of this effort by the end of 1998; however, there can be no assurances that any such efforts will be successful.

The Company has incurred to date no incremental material costs associated with the Year 2000 issue. Based on current information, the Company does not expect future costs to execute the remainder of its Year 2000 compliance plan to be material to its financial condition or results of operations. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.

Costs incurred relating to the Year 2000 issue will be expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include but are not limited to the success of the Company's customers and suppliers in addressing the Year 2000 issue.

PART II - OTHER INFORMATION

ITEM 5:       OTHER INFORMATION

     On August 11, 1998 the Company received correspondence from The Nasdaq Stock Market notifying the Company of its intention to delist the Company's common stock, effective with the close of business on August 18, 1998, on account of the Company no longer meeting the Nasdaq SmallCap Market's continuing listing requirements for net tangible assets and market capitalization. On August 17, 1998 the Company requested a hearing to appeal this proposed action. Pursuant to Nasdaq rules, the request for a hearing has postponed the proposed delisting of the Compnay until Nasdaq has had an opportunity to hear and consider the appeal.
     As of September 11, 1998, no hearing date has been set by Nasdaq.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.1 Amendment No. 1 to Loan Agreement dated as of July 29, 1998 between Wells Fargo Bank and the Company.

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

         None


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Andataco, Inc.



     Date: September 14, 1998        By: /s/ Harris Ravine
                                         ---------------------------------------
                                         Harris Ravine
                                         Chief Executive Officer
                                         (on behalf of registrant and as
                                         its principal executive officer)


     Date: September 14, 1998        By: /s/ Diane Wong
                                         ---------------------------------------
                                         Diane Wong
                                         Vice President and Corporate Controller
                                         (on behalf of registrant and as
                                         its principal financial officer)