Form 10-K
period 1998-10-31
ANDATACO INC
filed 1999-01-29
CIK 351810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934.

  For the fiscal year ended October 31, 1998, OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934.

                        Commission File Number: 0-10370

                               ----------------

                                ANDATACO, INC.
            (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2511897
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

               10140 Mesa Rim Road, San Diego, California 92121
                   (Address of principal executive offices)

                                (619) 453-9191
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 Par Value
                               (Title of Class)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of January 15, 1999, the aggregate market value of Class A Common Stock held by non-affiliates of the Registrant was $4,348,589, based on the closing sale price of such stock on the Nasdaq Over-The-Counter Bulletin Board Market./1/ The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of January 15, 1999 was 23,819,399.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission"), no later than 120 days after October 31, 1998, pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on April 8, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
--------
/1/ Excludes 18,021,281 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership equaled or exceeded 10% of the shares outstanding on January 15, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possess the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

                                    PART I

ITEM 1.  BUSINESS

  Andataco, Inc. (herein "ANDATACO", or the "Company") designs, develops, manufactures, markets and supports high performance, high availability information storage solutions for the Open Systems markets in the Windows NT and UNIX environments including Sun Microsystems, Hewlett-Packard, Silicon Graphics, and NT-based computing systems. The Company's fully integrated hierarchy of data storage solutions includes fault tolerant Redundant Array of Independent Disks ("RAID") and RAID-ready disk storage, tape backup and restore products and data storage management software. Technical support and professional services back the Company's products.

  The Company distributes internally developed products, as well as products from other manufacturers through its solution sales group, original equipment manufacturer ("OEM") and sales and service channels throughout the world.

  The customers for the Company's products represent a cross-section of industries and government agencies operating in distributed client/server as well as centralized computing environments. These customers range in size from FORTUNE 1000 companies to small businesses, and from national to local governments. No one customer accounted for more than 10 percent of total revenue during fiscal years 1998, 1997 and 1996.

Significant Business Developments

 Merger with ANDATACO of California

  On June 3, 1997 (the "Closing Date"), the Company (formerly IPL Systems, Inc.) completed a business combination with ANDATACO of California (formerly ANDATACO), whereby ANDATACO of California was merged with a wholly-owned subsidiary of the Company (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO of California were issued a total of 18,078,381 shares of the Company's Class A Common Stock (the "Common Stock") in exchange for all outstanding shares of capital stock of ANDATACO of California. Although as a legal matter the Merger resulted in ANDATACO of California becoming a wholly-owned subsidiary of ANDATACO, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO of California and an acquisition of the Company by ANDATACO of California (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by the Company subsequent to the Merger be those of ANDATACO of California, which include the results of operations of the Company from the Closing Date. The business combination with ANDATACO of California has allowed the Company to achieve several strategic objectives, including acquiring ANDATACO of California's customer base, increasing the Company's revenues, realizing certain cost savings and adding ANDATACO of California's skilled and experienced personnel.

  The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there was no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated remaining economic life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

Products

  The Company strives to meet its customers' storage and information management needs by providing the market with comprehensive, performance-oriented and flexible storage solutions. ANDATACO believes that the success of corporations today depends on their ability to access and manage the exploding volumes of data coming on line from so many divergent sources. To that end, ANDATACO's focus on Simplifying Data Access is the foundation of all efforts at ANDATACO.

  ANDATACO provides comprehensive, performance-oriented and flexible storage solutions to meet today's continuous-availability mass storage needs. The Company is committed to the design and implementation of leading storage systems, featuring both parallel SCSI and Fibre interfaces, that bridge the gap between CPU performance and I/O throughput. Recognizing that applications have unique data patterns, ANDATACO developed the design process that matches the Company's storage systems to these individual patterns. ANDATACO solutions combine storage hardware, software and services to create the exact performance, availability and scalability profile required by each client application.

  ANDATACO solutions include: GigaRAID High Availability Series of advanced disk arrays; GigaRAID JBOD Product Family; Enterprise Storage Packaging(TM) ("ESP"); and comprehensive tape backup and restore solutions.

 GigaRAID High Availability Series

  ANDATACO's award-winning modular packaging architecture, ESP, is the framework of the GigaRAID Series. ESP combines, for the first time, microprocessors and enclosures, to provide the user industry-leading, modular, and building block packaging combined with proactive, storage management functionality. All critical components of the enclosure are monitored and a "Call Home" feature alerts the user should any critical component go out of specification.

  GigaRAID/AA, the newest member of ANDATACO's family of fault-tolerant RAID storage systems for the UNIX and Windows NT environments, is a high-performance RAID array that combines the fault-tolerant benefits of RAID with innovative proactive storage management. The GigaRAID/AA is manufactured for continuous data availability and provides seamless operation to the host with dual controller in-the-box failover and allows for continuous 40MB/Sec performance on all four drive channels with up to 60 drives (with a single controller), optimizing large-block sequential applications. The GigaRAID/AA provides visual, audible and electronic alarms signaling potential system failures allowing system administrators the opportunity to repair faulty components before affecting critical business information. Providing capacities of up to 1.08TB per base system, each GigaRAID/AA system includes single or dual-active controllers and is available in Workgroup or Enterprise enclosures. GigaRAID/AA's powerful microprocessor, coupled with its cable-less chassis, provides the outstanding performance and higher reliability needed for a full range of application types, including imaging, video-on-demand, bulk storage or on-line transactions. For optional remote monitoring and control across the Intranet or the Internet, ANDATACO's RAID Management Utility (RMU) provides a user-friendly Graphic User Interface ("GUI") to facilitate asset management, service agent management, and system configuration.

  The recently reintroduced GigaRAID/SX is a high-performance RAID array that combines the fault-tolerant benefits of RAID with innovative proactive storage management. The GigaRAID/SX is designed for large block, sequential applications such as: video, data warehousing, Geographic Information Systems ("GIS"), and seismic analysis. The GigaRAID/SX provides visual, audible and electronic alarms signaling potential system failures allowing system administrators the opportunity to repair faulty components before affecting critical business information. Providing capacities of up to 540GB per controller, each GigaRAID/SX system includes a single-active controller and is available in Workgroup or Enterprise enclosures. GigaRAID/SX's powerful microprocessor coupled with its cable-less chassis provides the outstanding performance and higher reliability needed for a full range of application types, including imaging, video-on-demand, bulk storage or on-line transactions.

  ANDATACO's RAID Management Utility (RMU) is an application designed for monitoring and controlling ANDATACO's GigaRAID SCSI-to-SCSI RAID controller from a local server, Intranet or the Internet. With ANDATACO's GigaRAID/SX storage systems, RMU provides an easy-to-use GUI through Netscape 2.x which allows configuring, monitoring and servicing of systems with simple point-and-click operations. The use of Netscape and RMU provides quick, reliable RAID Management access in heterogeneous environments. RMU provides a full range of management tools to configure, initialize consistency check and rebuild the drives in a GigaRAID/SX system. The "system view" provides a display of the GigaRAID/SX configuration being managed. By clicking on a device in the system, information is displayed on the browser to indicate drive number, channel number, state, vendor, model, number and size. RMU's icon-based Web application allows a customer to view and update any configuration option such as: create new pack, create system drive, and change write policy options, all from the ease and comfort of Netscape browser.

  ANDATACO's GigaRAID/HA overcomes the performance bottlenecks associated with traditional RAID implementations for small block, random, I/O-intensive applications such as: Relational Database Management Systems ("RDBMS"), On-Line Transaction Processing ("OLTP"), Messaging and NT environments. While designed to accommodate multiple RAID levels, the GigaRAID/HA's biggest advantage over the competition becomes apparent with the industry's first and only embedded I/O database accelerator software, called Database RAID(TM). This eliminates the performance penalty typically associated with RAID level 5 protection in small block random environments such as OLTP, RDBMS, Oracle, Sybase, Informix, and other database applications. The GigaRAID/HA with Database RAIDTM is the only storage product on the market today that provides the power of data placement, allows for segregation of indices from tablespaces and conforms to the tuning parameters recommended by the major database vendors for best performance. In Windows NT environments, the GigaRAID/HA is designed to excel in Microsoft Exchange and SQL server applications. Its robustness is demonstrated through sustained performance, automatic recovery of failed disks and the scalability to grow with a company's requirements.

  ANDATACO's Client/S GUI (Graphical User Interface) software manages and monitors system configuration, providing status notification for the GigaRAID/HA array. Developed to enable the system user to set-up, tune and modify their disk arrays for specific application, Client/S is the latest Application Specific Architecture ("ASA") product offering. Client/S provides simple GUI menus for system configuration and provides E-mail notification in the event of a failure or a change in status.

  With Client/S, users can 1) control any GigaRAID/HA from any network location, 2) view locations of all GigaRAID/HA units in the enterprise, 3) receive an on-line graphical indication of any GigaRAID/HA fault in the enterprise and 4) receive on-line instructions for correcting detected faults. In addition, users have complete access to all system configuration options, RAID controller microcode upgrade capabilities and password protection for critical functions providing the most comprehensive RAID system management toolbox in its class.

  ANDATACO's GigaRAID/FT is fully-redundant and configurable for either large block, sequential applications such as: video, data-warehousing, and seismic analysis, or small block, random applications such as: OLTP/Database, financial, and technology development. Optional I/O path failover software is available for upstream protection. GigaRAID/FT provides the ultimate in high availability, including dual active RAID controllers with mirrored cache, and multiple levels of hardware and software fault-tolerance, including I/O path failover (through Sun Solaris, IBM AIX, and Windows NT) and server failover (through Sun Solaris). For system administrators supporting high-end workstations, GigaRAID/FT brings three levels of automatic failover to the high-end server marketplace by providing:

  1) RAID set failover from one RAID controller to another;

  2) Optional SCSI path monitoring and transparent rerouting; and

  3) Optional application failover from one server to another, including Oracle, Sybase and Informix applications.

  The GigaRAID/FT is also designed for high-end performance in database environments with dual independent RAID controllers that provide twice the I/O throughput during normal operating conditions. And with up to 128MB of mirrored write cache, GigaRAID/FT meets and exceeds the response time requirements of I/O-intensive environments.

  ANDATACO's GigaRAID/FC is the high-performance, fault-tolerant fibre channel product for today's bandwidth and storage requirements with the flexibility to grow exponentially. Configurable for either large-block, sequential applications such as video, data-warehousing, and seismic analysis, or small-block, random applications such as OLTP/Database, financial, and technology development, the flexilibity of GigaRAID/FC allows medium-range RAID-Ready solutions to grow into multi-terabyte, dual-active, fault-tolerant configurations for disaster recovery. This product is designed using RAID and RAID-Ready, Flexible High-Performance Storage Solutions.

  GigaRAID/FC 5000 FC-to-FC is the RAID-Ready member of the family, allowing both host-based software RAID or standard JBOD configurations. The flexibility of GigaRAID/FC provides cost-effective migration as a company's data storage requirements expand.

  The GigaRAID/FC 3400/3500 is the successor to the first active/active SCSI RAID product on the market, now with fibre channel connectivity to host servers, hubs, and switches. With single or dual active RAID storage processors, redundant fans and power supplies, and hot-swappable components, the 3400/3500 system offers high levels of serviceability in addition to field upgrade option from standard SCSI to fibre channel host connectivity.

  GigaRAID/FC 5400/5500 is the high-end member of ANDATACO's family of RAID storage systems for the UNIX and Windows NT environments. The GigaRAID/FC 5400/5500 of RAID 0, 1, 0/1, 3 and 5 disk arrays satisfy the on-line storage needs of the UNIX and NT enterprise with a powerful combination of third-generation features that result in industry-leading performance, capacity, availability, system management and self-maintenance capabilities.

 GigaRAID JBOD Product Family

  GigaRAID/8000 LVD is the first Ultra2 SCSI low voltage differential ("LVD") storage solution to market featuring 80 MB/sec transfer rates, increased cable distances, and ANDATACO's Enterprise Storage Packaging technology. This RAID-ready system provides continuous data availability and the performance, capacity, and flexibility needed in today's environments. The GigaRAID/8000 LVD incorporates LVD signaling to provide improved performance and flexibility. With maximum burst bandwidth of 80 MB/sec, Ultra2 provides an optimal solution for data-intensive applications. This solution not only offers improved performance, but also increased device connectivity allowing up to 12 meters on a fully loaded bus with 15 devices. Testing, utilizing the Iometer (an I/O performance analysis tool), indicates sustained MB/sec transfer rates for a fully populated unit, in excess of 70 MB/sec. The GigaRAID/8000 LVD provides the storage and performance to meet escalating requirements for more capacity and faster data movement. Features include modular hot-swappable components, an Ultra2 SCSI LVD cableless backplane, and proactive system monitoring. Through customer replaceable Chassis Interface Adapters (CIAs), one system provides connectivity to Ultra2 SCSI LVD, Ultra SCSI high-voltage differential and Ultra SCSI single-ended host bus adapters ("HBAs"). Flexibility is key; allowing attachment to Ultra SCSI single-ended, Ultra SCSI high voltage differential and Ultra2 SCSI LVD all with the same system. This flexibility provides the investment protection demanded by today's data intensive applications.

  The GigaRAID/8000 system is a RAID-ready solution designed for UNIX and NT environments. This system is designed for high performance with fault tolerant, scalable disk and tape SCSI storage devices. Utilizing 18GB drives the GigaRAID/8000 system can house up to 144GB in a single tower system or up to 288GB in a dual 16-drive tower system. Designed to increase data accessibility and user productivity, the

GigaRAID/8000 series features modular, hot-swappable components, an Ultra-SCSI backplane and a cable-less design with Single Connector Attach ("SCA") technology. It provides proactive system management through visual, audible and electronic on-line alarms when potential environmental thresholds are exceeded.

  ANDATACO's Web Storage Manager ("WSM") is an application designed for monitoring and controlling storage from a local server, Intranet or the Internet. In heterogeneous environments, WSM uniquely offers a common Netscape graphical user interface to storage systems incorporating ANDATACO's GigaRAID/8000 family of storage systems. ANDATACO's innovative firmware built into the storage system monitors all activity of the disks, tapes and CDs in the chassis. The information gathered is reported back to the WSM host-based Web server application, which is displayed and controlled via a Netscape 2.x client browser. When an alarm condition such as over-temperature, power outage or fan failure is reached, the condition is displayed within the Netscape 2.x browser. Simply clicking on the graphic of a device in the browser will cause information such as the manufacturer, firmware level, SCSI ID and capacity to appear.

  The GigaRAID/3000 series is a system for UNIX and NT environments. The GigaRAID/3000 series is comprised of scalable disk and tape storage devices, supporting a storage capacity of up to 54GB (utilizing three 18.1GB disk drives). Designed to increase data accessibility and user productivity, the GigaRAID/3000 series features modular, hot-swappable components, and an Ultra-SCSI backplane with Single Connector Attach (SCA) technology. It provides proactive system management through visual and audible alarms, which alert you when potential environmental thresholds are exceeded. The GigaRAID/3000 accommodates a complete hierarchy of 3.5" and 5.25" disk and tape drives providing a modular, scalable solution.

  The GigaRAID/1000 is ANDATACO's low-cost, entry-level desktop Ultra SCSI storage system. The GigaRAID/1000 accommodates the latest in high performance disk and 8mm tape technology, providing storage capacities up to 40GB and data transfer rates of 40MB/sec.

 Enterprise Storage Packaging(TM)

  ESP is an advanced packaging technology comprised of a modular architecture providing flexibility throughout the product line. ESP's innovative design increases productivity, improves data accessibility and reduces the cost of managing storage. Increased productivity is accomplished with a high performance, zero stub-length design and optimized with Ultra2 SCSI data transfer rates of 80MB/second. Continuous data availability is provided through ESP's redundant active components, which are user-replaceable and can be replaced on-line. With the addition of WSM, ESP hardware can be monitored and controlled in real-time via a Netscape or Internet Explorer browser. Removable Storage Elements ("RSE") hot-swappable, modular building blocks are the modular building blocks for the entire family of ESP enclosures. The RSE can house a complete hierarchy of 3.5" and 5.25" form factor devices.

  Highest Reliability and Performance with SCA Connectivity RSEs support (SCA and SCA-2) standard narrow or wide, Fast, Ultra and Ultra2 SCSI devices. The entire ESP product line provides cableless connection for reliability and efficient use of cable distance. Innovative Cooling System supports 12,000 RPM drives on the inside, an innovative "venturi effect" system allows ample cooling for high performance devices up to 12,000 RPM. Hot swappable power supply/fan assemblies pull air through the ESP system continuously.

 Tape Solutions--Autoloader and Library Backup

  DLT TM Enterprise Backup Solution Libraries--Enterprise Backup Solution libraries vary in size to accommodate your backup solution. The libraries come with one to nine DLT 2000XT, DLT 4000 and DLT 7000 drives to produce native capacities up to 9.24 Terabytes and a native aggregate transfer rate up to 45 MB/Sec.

  DLT TM Autoloaders--Utilizing DLT technology and automated robotics, the Quantum DLT2700XT, DLT4700 and DLTStor, and Exabyte 18D are single drive, multiple-cartridge autoloaders with up to 280GB of native storage and are a perfect sequential tape backup solution.

  8mm Autoloaders and Libraries--Utilizing 8mm technology and automated robotics, products include Exabyte libraries with one to four drives and capacities up to 1.6TB of native storage.

  Enterprise Backup Solutions (EBS)--Using DLT TM Technology, Enterprise Backup Solutions systems provide the adaptability needed to handle tomorrow's higher capacity, faster drives as well as a wide range of formats and powerful software. EBS libraries, an Odetics product, are part of a tradition of engineering excellence. Since the early U.S. space explorations and continuing today, Odetics spaceborne tape systems store vast volumes of information collected by the world's space craft until receiving stations are available to accept such information. ANDATACO's EBS provides the flexibility necessary to meet virtually any data management requirement.

Sales and Marketing

  The Company distributes its internally developed products, and products from other manufacturers, through a network of 20 sales offices, and through distributors in Europe, Asia, Latin America, Canada and Australia. The Company sells its products directly to end users through its field sales organization and indirectly through two channels: (i) original equipment manufacturers ("OEMs") and (ii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs").

  The Company's direct sales to end users through its field sales organization has historically been the Company's primary sales channel representing over 90% of total sales. The Company's domestic sales organization consists of approximately 50 persons located in 20 sales offices in 12 states.

  The Company has supply agreements with selected OEMs, all of which incorporate ANDATACO's products into their system offerings. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of the product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. The Company supports this channel through corporate head office and other Company field representatives.

  The Company's volume channel includes systems integrators, technical distributors and VARs, each of which sells primarily to end-users. ANDATACO's products are frequently packaged by these customers as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. The Company supports this channel through its field sales force.

  ANDATACO supports its sales efforts with various marketing programs designed to build the Company's reputation as a reliable storage manufacturer, leverage key partnerships for a complete suite of product offerings and to attract new customers. Its direct customers and channel partners are provided with a full range of marketing materials, including product specification literature and application notes. The Company maintains press relations and trade association memberships and participates in national and regional trade shows. The Company also maintains a World Wide Web site ( HYPERLINK http://www.andataco.com) which features marketing information, product specifications, partners pages, news releases and application, service and technical support notes and investor relations information.

Customer Service and Support

  The quality and reliability of the Company's products and the support of these products are important elements of the Company's business. The Company provides comprehensive customer and technical service support for all of its products through its technical, customer and professional services organization, including on-site maintenance, help desk support, contract programming, project management, and consulting services.

  The Company's standard warranty is a one-year return-to-factory policy which covers both parts and labor. The Company passes on to the customer the warranty provided by the manufacturers for products that the

Company distributes and for drives and tapes used in the Company's products that are manufactured by a third party. The Company also offers extended warranty (two, three and five years) and on-site service for certain of its products, including 24-hour service, seven days a week or 9-hour service, five days a week, for which it contracts primarily with third-party service providers.

  In addition, the Company offers a Depot Express program for certain of its products. Depot Express provides for advance replacement of a failed component. If ANDATACO's Help Desk technical staff determines a replacement is necessary, the Company will ship a new component by the next working day, based upon availability. This service is available for a one-time fee at the time of the original purchase.

  The Company also offers an Incident Depot Express program for certain of its products. Incident Depot Express provides expedited shipment for a failed component on a per-incident basis, based upon availability. This is a non-contracted service and does not require a charge at the time of the original purchase. A fee is charged only if a component fails and a replacement is shipped out.

Manufacturing

  The Company's manufacturing operations are located in San Diego, California with three separate assembly lines. ANDATACO performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications and volume requirements. A number of the Company's parts and components are not available off the shelf, and are specifically designed by the Company for integration into its products.

  In its current facility, the Company believes that it has the capacity to support unit output several times greater than its current run rate. The Company currently uses a single shift which is capable of greater production levels, and could expand further by adding multiple shifts or utilizing a qualified out-source assembly site. Staffing levels are currently controlled and adjusted to meet requirements.

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

Competition

  The computer data storage industry is intensely competitive and is characterized by rapid technological change and constant price pressure. The Company competes with a number of companies in various markets, including EMC Corporation, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq Computer Corporation and Digital Equipment Corporation, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company believes that to date no dominant leader has emerged in the high bandwidth segment of the open systems market. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly DEC, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq and EMC Corporation.

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

  International sales are subject to compliance with laws of various countries, import/export restrictions and tariff regulations. While the Company is aware that it may be subject to export restrictions with respect to certain countries, it has not experienced difficulty in obtaining export licenses from the United States Department of Commerce for sales into countries where it presently sells.

Employees

  As of January 15, 1999, the Company employed approximately 165 full-time employees, of whom approximately 14 were employed in research and development, 82 in sales, marketing and customer support and 69 in operations and administration. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company's management believes its employee relations to be good.

 Executive Officers and Key Employees

  The executive officers and key employees of the Company and their ages as of January 15, 1999 are as follows:

   Name                      Age Positions Held
   ----                      --- --------------
   Harris Ravine............  56 Chief Executive Officer of the Company
   W. David Sykes...........  42 President
   Arun Taneja..............  51 Senior Vice President of Marketing
   Jack Corrao..............  36 Vice President of Operations
   Diane Wong...............  36 Vice President of Finance, Corporate Controller

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

  W. David Sykes founded ANDATACO of California in November 1986 and served as its President and Chief Executive Officer until the Merger, at which time Mr. Sykes was elected Vice Chairman of the Board of Directors and appointed President of the Company. He has also served as a director of ANDATACO of California since November 1986.

  Arun Taneja joined the Company in February 1998 as Senior Vice President of Marketing. Prior to joining ANDATACO, Mr. Taneja was Vice President of Marketing of Invincible Technologies Corporation. From 1994 to 1996, Mr. Taneja was employed by Axil Computer, Inc. as Vice President of Worldwide Marketing. Mr. Taneja served as Vice President of Marketing of Univel from 1992 to 1994.

  Jack Corrao joined ANDATACO of California in 1993 as its Strategic Product Development Manager to develop and assist in the marketing of high-end storage products. In 1994, he was promoted to Manager of Application Engineering. Mr. Corrao was promoted to his current position, Vice President of Operations, in 1995. Mr. Corrao has worked in the high-tech industry for 17 years. Prior to joining ANDATACO of California, he was the Director of Concurrent Operations for Artecon, Inc. and the Manufacturing Manager for SCS.

  Diane Wong joined the Company in June 1997 as Controller. Ms. Wong was appointed Vice President of Finance, Corporate Controller and Clerk in August 1998. Prior to joining the Company, Ms. Wong was a Senior Audit Manager at Price Waterhouse LLP. From 1989 to 1997 Ms. Wong held various positions including management positions at Price Waterhouse LLP.

            CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

  In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

  Rapid Technological and Market Changes. The market for the Company's products is characterized by rapidly changing technology and evolving customer needs which increasingly shorten the life cycles of existing products and require ongoing development and introduction of new products at an increasingly rapid rate. The Company's ability to realize its expectations will depend on its success at enhancing its current offerings, developing new products that keep pace with developments in technology and meet evolving customer requirements for performance and price, and delivering those products with appropriate customer service and support. This will require, among other things, correctly anticipating customer needs, hiring and retaining personnel with the necessary skills and creativity, and providing adequate resources for product development. Failure by the Company to anticipate or respond adequately to technological developments and customer requirements, significant delays in the development, product testing, or availability of new or enhanced products, or the failure of customers to accept such products could adversely affect the Company's technological position and operating results. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that have superior price/performance characteristics compared to any products being offered or developed by the Company.

  Fluctuations in Operating Results and Recent Losses. The Company has recently experienced losses from operations and may in the future experience further losses and significant period-to-period fluctuations in operating results due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders with respect to its products, the Company may not be able to reduce its expenses proportionately and operating results could be adversely affected. The Company's revenues in any quarter are dependent on the timing of product shipments as well as the status of competing product introductions. Like many other high technology companies, a disproportionately large percentage of quarterly sales occur in the closing weeks of each quarter. Any forward-looking statements about operating results made by members of management will be based on assumptions about the likelihood of closing sales then in the pipeline and other factors management considers reasonable based in part on knowledge of performance in prior periods. The failure to consummate any of those sales may have a disproportionately negative impact on operating results, given the Company's relatively high fixed costs, and may thus prevent management's projections from being realized.

  Dependence on Key Personnel. The success of the Company's operations depends on its ability to attract and retain experienced technical, sales, marketing and management personnel. Such personnel are in great demand and the Company must compete for their services. Management's projections necessarily assume that the Company will continue to attract and retain such personnel, and the failure to do so could have a material adverse effect on the Company's ability to develop and market competitive products.

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

  Dependence on New Products. To meet its strategic objectives, the Company must continue to develop, manufacture and market new products, develop new processes and improve its existing processes. As a result, the Company expects to continue to make significant investments in research and development and to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company's business. The success of the Company in developing, introducing and selling new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in manner that satisfies customer needs or achieves market acceptance. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition. The computer data storage industry is intensely competitive and is characterized by rapid technological change and constant price pressure. The Company competes with a number of companies in various markets, including EMC Corporation, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq Computer Corporation and Digital Equipment Corporation, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company believes that to date no dominant leader has emerged in the high bandwidth segment of the open systems market. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly DEC, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Compaq and EMC Corporation.

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

  Stock Price Volatility. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the storage solutions industries and other events or factors. The Company was delisted from the Nasdaq SmallCap Market on December 3, 1998 and is currently trading on the Nasdaq Over-The-Counter Bulletin Board Market. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies.

  Control of Majority Stockholder. W. David Sykes the Company's President and Vice Chairman of the Board and his affiliates beneficially own 75.7% of the Company's outstanding Common Stock. As a result, Mr. Sykes will have the ability to control the election of all the Company's directors, to determine the outcome of all the corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. In addition, the voting power of Mr. Sykes under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

  Transition from Reseller to Manufacturing Business. Historically, the reseller business of the Company accounted for the majority of the Company's revenues. In Fiscal 1998, revenue from the sale of third party non-GigaRAID products accounted for 18.9% of revenues. Such decline is attributable to the Company's strategy to focus increased resources on the design, development, manufacturing and marketing of internally developed products. There can be no assurance, however, that the Company will be successful in developing any new products. The Company's success will depend, in part, on its ability to maintain and enhance its existing products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost effective manner, or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, would materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance.

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

  Year 2000 Compliance. Many current computer systems and software products were not designed to handle any dates beyond the year 1999. As a result, computer systems and/or software used by many companies may need to be modified prior to the Year 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance.

  In mid-1997, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas: the Company's mission critical business transaction systems; the products the Company sells; and issues associated with the Company's business partners, including suppliers, customers, and bankers. To date, the Company has executed approximately 95% of its Plan and anticipates completing the remaining portions of the Plan by the end of the third calendar quarter of 1999 while the evaluation and testing of certain ancillary PC office and specialized PC applications will continue through 1999. However, if the Company's Plan cannot be completed on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct. If the Company's assessment is incorrect, it could have a material adverse effect on the Company's business.

ITEM 2.  PROPERTIES

  The Company's principal administrative, marketing and sales activities are located in approximately 42,400 square feet of facilities in San Diego, California leased from an entity owned by the president and principal shareholder of the Company. The space is occupied under a lease agreement that expires in March 2003. The Company also leases approximately 24,700 square feet of office and manufacturing space located in Maynard, Massachusetts, primarily for research and development activities, for a term extending through March 2001. The Company distributes internally developed products, and products from other manufacturers, through a network of 20 sales offices worldwide. See Note 9 of the Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

  There are no legal proceedings to which the Company is a party, other than routine litigation incidental to its business, which, in the opinion of its management, is unlikely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the quarter ended October 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

  The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol ANDA until December 3, 1998. The Company is currently traded on the Nasdaq Over-The-Counter Bulletin Board under the symbol ANDA. The following table reflects, for the period indicated, the high and low sales prices for the Common Stock as reported by Nasdaq prior to December 4, 1998, and as reported by the Nasdaq Over-The-Counter Bulletin Board after such date.

                                                                      Price
                                                                  --------------
     Year                                                          High    Low
     ----                                                          ----    ---
     1998:
     First Quarter............................................... $2.000 $1.0938
     Second Quarter..............................................  2.500  1.5625
     Third Quarter...............................................  2.250  1.0625
     Fourth Quarter..............................................  1.250  0.5000
     1997:
     First Quarter...............................................  2.125  1.3375
     Second Quarter..............................................  2.625  1.4175
     Third Quarter...............................................  1.750  0.9375
     Fourth Quarter..............................................  2.750  1.3125

  On January 15, 1999, the last sale price of the Company's Common Stock was $0.75, and there were approximately 265 stockholders of record of the Company's Common Stock.

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following financial data, insofar as it relates to each of the fiscal years 1994 through 1998, have been derived from audited consolidated financial statements and notes thereto. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto set forth at the pages indicated in Item 14(a)(1).

                                           Year Ended October 31,
                                  -------------------------------------------
                                   1998     1997     1996      1995    1994
                                  -------  -------  -------  -------- -------
                                     (in thousands, except for per share
                                                  amounts)
Sales............................ $77,519  $93,259  $99,733  $100,048 $83,559
Operating (loss) income..........  (1,413)  (5,098)     811     2,838     181
Net (loss) income................  (2,434)  (6,209)      39     2,106    (202)
Net (loss) income per share......   (0.10)   (0.30)    0.00      0.12   (0.01)
Shares used to compute per share
 data............................  23,819   20,464   18,168    18,184  18,078
Working capital.................. $ 3,486  $ 5,169  $ 8,932  $  3,639 $ 2,069
Total assets.....................  25,682   29,989   23,667    26,481  18,285
Shareholders' equity (deficit)...   2,302    4,736     (798)    2,118      12

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

Overview

  ANDATACO designs, develops, manufactures, markets and supports high performance, high availability information storage solutions for the Open Systems markets in the Windows NT and UNIX environments including Sun Microsystems, Hewlett-Packard, Silicon Graphics, and NT-based computing systems. The Company's fully integrated hierarchy of data storage solutions includes fault tolerant RAID and RAID-ready disk storage, tape backup and restore products and data storage management software. Technical support and professional services back the Company's products. The Company distributes internally developed products, and products from other manufacturers, through a network of sales offices worldwide and through distributors in Europe, Asia, Latin America, Canada, and Australia. The customers for the Company's products represent a cross-section of industries and government agencies operating in distributed client/server as well as centralized computing environments. These customers range in size from FORTUNE 1000 companies to small businesses, and from national to local governments.

  In the second quarter of fiscal 1998 the GigaRAID/FC Series, one of the first storage systems to provide the availability, performance and connectivity advantages of Fibre Channel technology, was introduced. Other GigaRAID Series products, including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing. In August 1998, the Company introduced two powerful new RAID storage systems, an enhanced version of the GigaRAID/HA, and the GigaRAID/AA which is the next generation of the GigaRAID/SX. The Company also announced the industry's first Ultra2 SCSI LVD intelligent storage enclosure, the GigaRAID 8000 LVD enclosure, featuring Ultra2 SCSI LVD interface technology. The Company also introduced, in August 1998, two storage management software products, Client/S for the GigaRAID/HA, and Web Storage Manager for the GigaRAID/AA.

  In fiscal year 1998 the Company focused its efforts on identifying and developing solutions for selected market segments in which the Company could provide customers with application-specific storage. These markets include, high technology development companies, oil and gas exploration, financial and retail markets with large data warehouse and relational database installations, and video and entertainment.

  The Company's goal is to become the leading provider of open systems storage solutions. The principal elements of the Company's business strategy are as follows:

  . Develop open systems SCSI-based storage solutions based on its intelligent enclosure and controller technology.

  . Cooperate with leading hardware and software developers, resellers and systems integrators to enhance its storage and storage management product offerings for end users.

  . Develop solutions for the OEM market based on its enclosure and controller technology as well as its web storage management software.

  . Expand its service business through the Professional Services Group established by the Company during fiscal year 1997.

Results of Operations

  The following table sets forth for the Company's results of operations and the percentage relationship of certain items to sales during the periods shown:

                                                             Year ended
                                                             October 31,
                                                          ---------------------
                                                          1998    1997    1996
                                                          -----   -----   -----
   Sales................................................. 100.0%  100.0%  100.0%
   Cost of sales.........................................  70.0    76.9    80.6
                                                          -----   -----   -----
   Gross profit..........................................  30.0    23.1    19.4
                                                          -----   -----   -----
   Operating expenses:
     Selling, general and administrative.................  29.4    24.3    17.4
     Rent expense to shareholder.........................   0.4     0.3     0.3
     Purchased research and development..................    --     2.6      --
     Research and development............................   2.0     1.4     0.9
                                                          -----   -----   -----
   Total operating expenses..............................  31.8    28.6    18.6
                                                          -----   -----   -----
   (Loss) income from operations.........................  (1.8)   (5.5)    0.8
   Other expense, net....................................  (1.3)   (1.2)   (0.8)
                                                          -----   -----   -----
   Net (loss) income.....................................  (3.1)%  (6.7)%   0.0%
                                                          =====   =====   =====

  The following table sets forth the Company's product mix as a percentage of sales during the periods shown:

                                                             Year ended
                                                             October 31,
                                                          ---------------------
                                                          1998    1997    1996
                                                          -----   -----   -----
   GigaRAID Product Family:
     GigaRAID/SA/HA/SX/HA/AA.............................  16.6%   15.0%    0.5%
     GigaRAID FT/FC......................................  27.9    13.8     9.6
     GigaRAID 3000/8000..................................  15.6    20.0     5.0
     Rapid Tape..........................................   0.3     1.1     1.9
     RAID Lite...........................................   0.1     1.4    11.8
     RAID-ready Disk Arrays..............................   3.1     4.9    20.9
     Tape Library Systems................................   3.0     9.2    13.1
                                                          -----   -----   -----
                                                           66.6    65.4    62.8
   Non-GigaRAID Distribution Product:
     ATL.................................................   6.5     3.3     2.3
     OEM.................................................   2.1      --      --
     Service.............................................   5.9     1.9      --
     Other...............................................  18.9    29.4    34.9
                                                          -----   -----   -----
                                                          100.0%  100.0%  100.0%
                                                          =====   =====   =====

Fiscal Year Ended October 31, 1998 Compared to Fiscal Year Ended October 31,
1997

  Revenues. Revenues in fiscal 1998 were $77,519,000 compared with $93,259,000 in fiscal 1997. The increase in sales of current GigaRAID products, OEM revenues, and service revenues of $7,913,000, $1,677,000 and $2,750,000, respectively, in fiscal 1998 as compared with fiscal 1997, was more than offset by the $16,980,000 decrease of older mass storage products including RAID Lite and RAPID-Tape products and a decrease of $10,771,000 in sales of non-GigaRAID distribution products. The decrease in non-GigaRAID distribution product sales in fiscal 1998 compared to fiscal 1997 is consistent with the Company's strategy to focus its sales organization on internally designed products capable of producing higher margins and its focus on expanding its OEM channel. Although the Company plans to continue to sell third-party non-GigaRAID products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed products.

  Gross Profit. Notwithstanding the decline in revenues, gross profit in fiscal 1998 was $23,226,000, representing 30.0% of revenues compared to $21,577,000 in fiscal 1997, representing 23.1% of revenues. This increase in gross profit was primarily attributable to increased revenues from higher margin internally designed and integrated GigaRAID products as a percentage of total revenues as well as the reduction in costs of certain components used to manufacture products in fiscal 1998 as compared to fiscal 1997. The increase was also attributable to the 153.2% increase in service revenue in fiscal 1998 as compared to fiscal 1997.

  Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $135,000, or 0.6%, to $22,755,000 in fiscal 1998 as compared with $22,620,000 in fiscal 1997. SG&A consists primarily of salaries, commissions and employee benefits, as well as consulting, advertising, promotion and certain Merger related expenses. In fiscal 1998, the Company incurred $2,536,000 of SG&A related to the Merger between the Company and ANDATACO of California as compared to $2,133,000 in fiscal 1997. The Merger related expenses primarily include amortization of goodwill, amortization of existing purchased technology, and depreciation of acquired equipment and improvements. Excluding the Merger related SG&A expenses, fiscal 1998 SG&A expense decreased $268,000 as compared to fiscal 1997. This decrease was primarily due to a reduction in payroll and executive compensation related to headcount reductions, lower commissions associated with sales and support personnel, and a reduction of bad debt charges.

  Research and Development. Research and development increased $227,000, or 17.1%, in fiscal 1998 to $1,552,000 from $1,325,000 as compared to fiscal 1997. The increase was primarily due to design development of various products and technologies, including, but not limited to, the GigaRAID/AA, GigaRAID/HA and GigaRAID/8000 LVD product family, Ultra 3 160/M technology, OEM partnership agreements and storage management software. In fiscal 1998, the Company incurred $850,000 in costs in connection with the development of Hewlett-Packard's new Sure Tape(R) enclosure. All development costs were reimbursed by Hewlett-Packard throughout fiscal 1998 and recorded as a credit to research and development costs including a fourth quarter reimbursement of $340,000. This is in line with the Company's strategy to continue to focus increased resources on design and development of products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs in which the Company invests will be successful or that products resulting from such programs will achieve market acceptance.

  Interest Expense. Interest expense decreased $97,000, or 14.9%, to $553,000 in fiscal 1998 from $650,000 in fiscal 1997. The decrease was primarily the result of the decrease in the bank borrowings throughout the year and the Company's effective borrowing rate in fiscal 1998 as compared to fiscal 1997.

  Net Loss. In 1998 the Company had a net loss of $2,434,000, or $0.10 per share, compared with the 1997 net loss of $6,209,000, or $0.30 per share.

Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31,
1996

  Revenues. In fiscal 1997, the Company's revenues remained relatively flat at $93,259,000 compared to $99,733,000 in fiscal 1996. The 6.5% decrease in revenues was primarily attributable to a decrease of $32,127,000 in sales of older mass storage products including RAID Lite and RAPID-Tape products and a decrease of $4,760,000 in sales of non-GigaRAID distribution products. The decrease was partially offset by a $27,112,000 increase in sales of internally developed GigaRAID Products and a $3,300,000 increase in distribution GigaRAID products. The decrease in non-GigaRAID distribution product sales in fiscal 1997 compared to fiscal 1996 is consistent with the Company's strategy to focus its sales organization on internally designed products capable of producing higher margins. The decrease in revenues was further impacted by the Merger. The time required of management to affect the integration of operations and administration, and the restructuring of the combined sales and service organization, diverted personnel and management resources from day to day operating activities.

  Gross Profit. Gross margins increased slightly to 23.1% in fiscal 1997 compared with 19.4% in fiscal 1996. The increase in gross profit was attributable to the increased revenues from higher margin products as well as the reduction in costs of certain components used to manufacture products in fiscal 1997 compared to fiscal 1996.

  Selling, General and Administrative Expense. SG&A expenses increased approximately $5,322,000, or 30.8%, to $22,620,000 in fiscal 1997 from
$17,298,000 in fiscal 1996. In fiscal 1997, the Company had an additional $2,133,000 of SG&A related to the Merger including $1,036,000 representing the portion of the Company's expenses not eliminated as a result of the Merger in order to effect the integration, goodwill amortization of $697,000, and $400,000 of amortization of existing purchased technology related to the Merger. Before the impact of these changes in fiscal 1997, SG&A expenses increased $3,189,000 or 18.4%. This increase is primarily due to costs associated with the development of the Company's sales organization and overall infrastructure including the addition of sales and support personnel; the focus of its sales organization on internally developed and other GigaRAID products capable of producing higher margins; the development of alternative distribution channels; and the addition of key management, service and engineering personnel.

  Research and Development. Research and development increased $406,000, or 44.2%, in fiscal 1997 to $1,325,000 from $919,000 as compared with fiscal 1996. Such expenses consisted primarily of salaries, employee benefits, overhead and outside contractors. The increase in product development costs in fiscal 1997 over fiscal 1996 was primarily due to an increase in personnel and related expenses resulting from the Merger, including additional costs incurred to further develop the acquired in-process research and development.

  The Merger in June 1997 was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, in fiscal 1997 the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process technology was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated remaining economic life. The in-process research and development purchased in the acquisition generally related to the next generation of Database RAID Architecture which merged the Company's Advanced Controller Technology with ANDATACO of California's ESP. The research and development costs incurred in fiscal 1997 after the Merger were largely incurred to merge the Company's Advanced Controller Technology with the ANDATACO of California packaging technology, resulting in the initial beta shipment of the GigaRAID/HA in July 1997 and general availability in September 1997. The post-merger effort in developing this technology represented 33% of the product development cycle, or a two month period of a total six month product development period.

  Interest Expense. Interest expense increased $178,000, or 37.7%, to $650,000 in fiscal 1997 from $472,000 in fiscal 1996. The increase was primarily a result of an increase in bank borrowings throughout the year and the Company's effective borrowing rate in fiscal 1997 as compared to fiscal 1996. Interest expense on the shareholder loan increased $160,000, or 53.2%, to $461,000 in fiscal 1997 from $301,000 in fiscal 1996. The increase was the result of an increase of the shareholder loan balance.

  Net Loss. In 1997 the Company had a net loss of $6,209,000, or $0.30 per share, compared with 1996 net income of $39,000, or $0.00 per share.

Liquidity and Capital Resources

  The Company's cash as of October 31, 1998 was $23,000 compared with $41,000 at October 31, 1997. Net working capital decreased by $1,683,000 to $3,486,000 at October 31, 1998 from that of the prior year. During fiscal 1998, the Company generated $2,692,000 from operating activities which was primarily used in investing expenditures for purchases of property and equipment of $1,531,000 and finance activities for payments on notes payable and a net reduction in the bank line of credit of $1,179,000.

  Management believes that its projected income and its bank line of credit will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If sales are less than projected, or if the Company is unable to generate adequate cash flow from its sales, the Company may need to seek additional sources of capital and/or decrease its planned capital and operating expenditures.

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

Inflation

  Inflation has not had a significant negative impact on the Company's operations during the periods presented. The Company has historically been able to pass on to its customers increases in raw material prices caused by inflation. There can be no assurance, however, that the Company will be able to continue to pass on any future increases should they occur. Although the Company's exposure to the effects of inflation will be magnified by the expected increase in OEM business, the Company believes that its continuous efforts at material and labor cost reductions will minimize such effects.

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

  In mid-1997, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas: the Company's mission critical business transaction systems; the products the Company sells; and the issues associated with its business partners, including suppliers, customers and bankers. To date, the Company has executed approximately 95% of its Plan and anticipates completing the remaining portions of the Plan by the end of the second calendar quarter of 1999 while the evaluation and testing of certain ancillary PC office and specialized PC applications will continue through 1999.

  Costs incurred directly relating to the Year 2000 issue are expensed by the Company during the period in which they are incurred. The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Costs incurred in fiscal 1998 directly relating to the Year 2000 issue include the time spent by employees reviewing and addressing Year 2000 risks and amounted to $20,000.

  Based on current information, the Company does not expect future costs to address Year 2000 risks to be material. However, there can be no assurances that there will not be interruptions or other limitations of financial or operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include but are not limited to the success of the Company's suppliers in completing their respective plan of action for Year 2000 compliance.

 Mission Critical Business Transaction Systems

  The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

  All of the Company's systems for processing business transactions are Year 2000 compliant and the Company expects that these systems will correctly process transactions prior to and following 12:00 am January 1, 2000. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business systems operate. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.

  The Company is in the process of evaluating certain ancillary PC office applications (e.g. word processing, spreadsheets, e-mail, etc.) and specialized PC applications including art, drawing and other creative department applications, hardware design and other engineering department applications, software development systems, bank account management, fixed asset management, and stock option database management. This effort will continue through 1999.

 Products the Company Sells

  The Company has also completed a review of all significant products the Company sells for Year 2000 compliance. All significant products that the Company currently sells are Year 2000 compliant and the Company believes these products will not produce date errors in changing from the year 1999 to 2000. Any products the Company intends to sell in the future will be reviewed for Year 2000 compliance. The functionality of all of these products, however, are dependent on the software compliance of the underlying operating systems.

 The Company's Business Partners

  The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to ANDATACO, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Any inability of ANDATACO's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of ANDATACO's products would also have a material adverse effect on the Company's results of operations. Additionally, any inability of the Company's other key business partners, including the Company's bank, to become Year 2000 compliant could cause them to become unable to provide critical business services, such as to provide funding on the Company's line of credit, and could therefore also have a material adverse effect on the Company.

  The Company does not rely on any one significant customer (i.e. representing greater than 10% of total revenue). However, it is unknown how customer spending patterns may be impacted by Year 2000 programs. As customers focus on preparing their businesses for the Year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. This could adversely affect the Company's business.

Conversely, demand for the Company's products could accelerate as customers focus on the need to protect their stored data by enhancing their capabilities.

  The Company has contacted all identified key vendors and obtained either a statement of Year 2000 compliance or a status report on the progress achieved to date on execution of their respective Year 2000 Plan. Based on this review, the Company is satisfied that all identified key vendors have satisfactorily addressed their Year 2000 issues with a plan of action as applicable and are, or will be, Year 2000 compliant by the end of the third calendar quarter of 1999.

                       SELECTED QUARTERLY FNANCIAL DATA
                     (In thousands, except per share data)

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

                                              Jan.     April    July     Oct.
                                               31,      30,      31,      31,
                                              1998     1998     1998     1998
Fiscal 1998:                                 -------  -------  -------  -------
Sales....................................... $21,760  $20,996  $17,092  $17,671
Gross profit................................   6,785    6,671    4,359    5,411
(Loss) income from operations...............    (140)      78   (1,617)     291
Net (loss) income...........................    (420)    (189)  (1,874)      49
Net (loss) income per share.................   (0.02)   (0.01)   (0.08)    0.00
                                              Jan.     April    July     Oct.
                                               31,      30,      31,      31,
                                              1997     1997     1997     1997
Fiscal 1997:                                 -------  -------  -------  -------
Sales....................................... $25,497  $21,540  $22,057  $24,165
Gross profit................................   5,992    4,587    4,906    6,092
(Loss) income from operations...............     235     (111)  (3,896)  (1,326)
Net (loss) income...........................    (110)    (339)  (4,169)  (1,591)
Net (loss) income per share.................   (0.01)   (0.02)   (0.19)   (0.07)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and supplementary data required by this item are set forth in the pages indicated in Item 14(a)(1).

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the section entitled "Executive Officers" in Part I Item 1 hereof for information regarding executive officers. The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders to be held on April 8, 1999 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                             Page
                                                                                            Number
                                                                                            ------
 (a)(1) Index to Consolidated Financial Statements:
        The financial statements required by this item are admitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.
        Report of Independent Accountants..................................................  F-1
        Consolidated Balance Sheet as of October 31, 1998 and 1997.........................  F-2
        Consolidated Statement of Operations for the Years Ended October 31, 1998, 1997
         and 1996..........................................................................  F-3
        Consolidated Statement of Cash Flows for the Years Ended October 31, 1998, 1997
         and 1996..........................................................................  F-4
        Consolidated Statement of Shareholders' Equity (Deficit) For the Years Ended
         October 31, 1998, 1997, and 1996..................................................  F-5
        Notes to Consolidated Financial Statements                                           F-6
 (a)(2) Index to Financial Statement Schedules:
        The financial statement schedules required by this item are submitted in a separate section beginning on page S-1 of this Annual Report on Form 10-K.
        Schedule VIII-- Valuation and Qualifying Accounts..................................  S-1

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto appearing elsewhere in this Annual Report on Form 10-K.

 (a)(3)  Index to Exhibits:
 Exhibit
 Number  Description of Document
 ------- -----------------------
   2.1   Agreement and Plan of Merger and Reorganization dated as of February 28, 1997, by and among the Company, IPL Acquisition Corp., ANDATACO and W. David Sykes, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of February
         28, 1997 and incorporated herein by reference.
   3.1   Restated Articles of Organization dated March 24, 1981, and Articles of
         Amendment, dated May 12, 1981, and July 8, 1992, filed as Exhibit 3.1 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
         (the "1992 Form 10-K"), and incorporated herein by reference.
   3.2   By-Laws, as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1987 (Commission File No. 0-10370)
         and incorporated herein by reference.
  10.1   Stockholder Agreement dated as of April 25, 1980, as amended, filed as Exhibit
         10.8 to the Company's Registration Statement on Form S-1 (File No. 2-71414) "1981
         Registration Statement") and incorporated herein by reference.
  10.2   Second Amendment to Stockholder Agreement dated as of May 24, 1989, filed as
         Exhibit 10.3. to the Company's Registration Statement on Form S-1 (File No. 33-
         40454) (the "1991 Registration Statement") and incorporated herein by reference.

 Exhibit
 Number  Description of Document
 ------- -----------------------
  10.3   Form of Indemnification Agreement, filed as Exhibit 10.8 to the Company's 1991
         Registration Statement and incorporated herein by reference.
  10.4   Lease dated August 20, 1992 between the Company and Maynard Industrial Park
         Associates, filed as Exhibit 10.2 to the 1992 Form 10-K and incorporated herein by reference.
  10.5   1993 Director Stock Option Plan, filed as Exhibit 10.12 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form
         10-K") and incorporated herein by reference.
  10.6   Form of Executive Severance Agreement, filed as Exhibit 10.13 to the 1993 Form
         10-K and incorporated herein by reference.
  10.7   1991/1993 Consolidated Equity Incentive Plan, filed as Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
         (the "1994 Form 10-K") and incorporated herein by reference.
  10.8   Consulting Agreement dated as of January 1, 1995 between the Company and
         Firecracker Technology Corp., filed as Exhibit 10.8 to the 1994 Form 10-K and incorporated herein by reference.
  10.9   Employment Agreement with Ronald J. Gellert dated as of December 4, 1995 between the Company and Ronald J. Gellert, filed as Exhibit 10.9 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form
         10-K") and incorporated herein by reference.
  10.10  Stock Option Agreement dated as of December 4, 1995 between the Company and
         Ronald J. Gellert, filed as Exhibit 10.10 to the 1995 Form 10-K and incorporated herein by reference.
  10.11  1996 Consolidated Equity Incentive Plan, filed as Exhibit 10.11 to Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996
         Form 10-K") and incorporated herein by reference.
  10.12  Consulting Agreement dated as of October 1, 1996 between the Company and
         Cornelius P. McMullan, filed as Exhibit 10.12 to the 1996 Form 10-K and incorporated herein by reference.
  10.13  Consulting Agreement dated as of October 1, 1996 between the Company and Harris
         Ravine, filed as Exhibit 10.13 to the 1996 Form 10-K and incorporated herein by reference.
  10.14  Consulting Agreement dated as of January 1, 1997 between the Company and BI
         Capital, Ltd., filed as Exhibit 10.14 to the 1996 Form 10-K and incorporated herein by reference.
  10.15  Consulting Agreement dated as of March 1, 1997 between the Company and Harris
         Ravine, filed as Exhibit 10.15 to the 1996 Form 10-K and incorporated herein by reference.
  10.16  OEM Agreement dated as of February 25, 1997 between the Company and ANDATACO, filed as Exhibit 10.16 to the 1996 Form 10-K and incorporated herein by reference.
  10.17  Lease Agreement dated January 1, 1993 and Addendum dated October 1, 1994, between the Company and Syko Properties, Inc., filed as Exhibit 10.17 to the 1997 Form
         10-K and incorporated herein by reference.
  10.18  Line of Credit Agreement dated 12/1/97 between Imperial Savings Bank and the
         Company, filed as Exhibit 10.18 to the 1997 Form 10-K and incorporated herein by reference.
  10.19  Employment Agreement dated May 1, 1997, entered between ANDATACO and Harris
         Ravine, filed as Exhibit 10.19 to the 1997 Form 10-K and incorporated herein by reference.
  10.20  Employment Agreement dated June 3, 1997, entered into between the Company and W.
         David Sykes, filed as Exhibit 10.20 to the 1997 Form 10-K and incorporated herein by reference.

 Exhibit
 Number  Description of Document
 ------- -----------------------
  10.21  Noncompetition Agreement dated June 3, 1997, entered into between the Company and
         W. David Sykes, filed as Exhibit 10.21 to the 1997 Form 10-K and incorporated herein by reference.
  10.22  Letter Agreement regarding employment terms dated September 20, 1996 between the
         Company and Richard A. Hudzik, filed as Exhibit 10.22 to the 1997 Form 10-K and incorporated herein by reference.
  10.23  Compensation Agreement dated July 8, 1997, entered between the Company and Peter
         W. Bell, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended July 31, 1997 and incorporated herein by reference.
  10.24  Promissory Note dated February 10, 1997, between the Company and W. David Sykes, filed as Exhibit 10.24 to the 1997 Form 10-K and incorporated herein by reference.
  10.25  Loan Agreement dated as of April 30, 1998 between Wells Fargo Bank and the
         Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended April 30, 1998 and incorporated herein by reference.
  10.26  Amendment No. 1 to Loan Agreement dated as of July 29, 1998 between Wells Fargo
         Bank and the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended July 31,1998 and incorporated herein by reference.
  10.27  Amendment No. 2 to Loan Agreement dated as of December 14, 1998 between Wells
         Fargo Bank and the Company.
  10.28  Letter Agreement dated May 5, 1997 between the Company and Diane Wong.
  10.29  Letter Agreement dated January 27, 1998 between the Company and Arun Taneja.
  21.1   List of subsidiaries.
  23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith as
         Exhibit 23.

Executive Compensation Plans and Arrangements

  Exhibits 10.3, 10.5 through 10.15 and 10.19 through 10.23 to this Form 10-K are management contracts or compensatory plan arrangements.

Reports on Form 8-K

  There were no reports on Form 8-K filed for the quarter ended October 31, 1998.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, IPL Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANDATACO, INC.

                                              /s/ Harris Ravine
                                          By: _________________________________
                                             Harris Ravine
                                             Chief Executive Officer
                                             January 27, 1999

                               POWER OF ATTORNEY

  KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harris Ravine and W. David Sykes, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their of his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

         /s/ Harris Ravine           Chief Executive Officer       January 27, 1999
____________________________________  and Director (Principal
           Harris Ravine              Executive Officer)

        /s/  W. David Sykes          President and Vice Chairman   January 27, 1999
____________________________________  of the Board and Director
           W. David Sykes

           /s/ Diane Wong            Vice President of Finance     January 27, 1999
____________________________________  and Corporate Controller
             Diane Wong               (Principal Financial and
                                      Accounting Officer)

     /s/  Cornelius P. McMullan      Director                      January 27, 1999
____________________________________
       Cornelius P. McMullan

        /s/ Melville Straus          Director                      January 27, 1999
____________________________________
          Melville Straus

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Andataco, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Andataco, Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Diego, California
January 13, 1999

                                 ANDATACO, INC.

                           CONSOLIDATED BALANCE SHEET

                                                            October 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash............................................... $    23,000  $    41,000
  Accounts receivable, net...........................  10,628,000   10,846,000
  Inventories........................................   4,923,000    7,458,000
  Other current assets...............................     634,000      353,000
                                                      -----------  -----------
    Total current assets.............................  16,208,000   18,698,000

Goodwill, net........................................   5,993,000    7,665,000
Property and equipment, net..........................   3,415,000    3,599,000
Other assets.........................................      66,000       27,000
                                                      -----------  -----------
                                                      $25,682,000  $29,989,000
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $ 7,853,000  $ 7,660,000
  Accrued expenses...................................   2,610,000    4,202,000
  Deferred revenue...................................   2,259,000    1,554,000
  Current portion of notes payable...................         --       113,000
                                                      -----------  -----------
    Total current liabilities........................  12,722,000   13,529,000
                                                      -----------  -----------
Bank line of credit..................................   5,462,000    6,500,000
Notes payable, less current portion..................         --        28,000
Shareholder loan.....................................   5,196,000    5,196,000
                                                      -----------  -----------
    Total long-term liabilities......................  10,658,000   11,724,000
                                                      -----------  -----------
Commitments and contingencies (Note 9)
Shareholders' equity:
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 23,819,399 shares issued and
   outstanding.......................................     238,000      238,000
  Additional paid in capital.........................  10,107,000   10,107,000
  Accumulated deficit................................  (8,043,000)  (5,609,000)
                                                      -----------  -----------
    Total shareholders' equity.......................   2,302,000    4,736,000
                                                      -----------  -----------
                                                      $25,682,000  $29,989,000
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                                 ANDATACO, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Year Ended October 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
Sales.................................. $77,519,000  $93,259,000  $99,733,000
Cost of sales..........................  54,293,000   71,682,000   80,375,000
                                        -----------  -----------  -----------
  Gross profit.........................  23,226,000   21,577,000   19,358,000
Operating expenses:
  Selling, general and administrative..  22,755,000   22,620,000   17,298,000
  Rent expense to shareholder..........     332,000      330,000      330,000
  Purchased research and development...         --     2,400,000          --
  Research and development.............   1,552,000    1,325,000      919,000
                                        -----------  -----------  -----------
                                         24,639,000   26,675,000   18,547,000
                                        -----------  -----------  -----------
(Loss) income from operations..........  (1,413,000)  (5,098,000)     811,000
Other income (expense):
  Interest income......................         --           --         1,000
  Interest expense.....................    (553,000)    (650,000)    (472,000)
  Interest expense to shareholder......    (468,000)    (461,000)    (301,000)
                                        -----------  -----------  -----------
                                         (1,021,000)  (1,111,000)    (772,000)
                                        -----------  -----------  -----------
(Loss) income before provision for
 taxes.................................  (2,434,000)  (6,209,000)      39,000
Provision for income taxes.............         --           --           --
                                        -----------  -----------  -----------
Net (loss) income...................... $(2,434,000) $(6,209,000) $    39,000
                                        ===========  ===========  ===========
Net (loss) income per share (basic and
 diluted).............................. $     (0.10) $     (0.30) $      0.00
                                        ===========  ===========  ===========
Shares used in computing net (loss)
 income per share:
  Basic................................  23,819,000   20,464,000   18,078,000
                                        ===========  ===========  ===========
  Diluted..............................  23,819,000   20,464,000   18,168,000
                                        ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                                 ANDATACO, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended October 31,
                                            ------------------------------------
                                               1998         1997         1996
                                            -----------  -----------  ----------
Cash flows from operating activities:
 Net (loss) income......................... $(2,434,000) $(6,209,000) $   39,000
  Adjustments to reconcile net (loss)
   income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..........   1,715,000    1,335,000     446,000
    Amortization of goodwill...............   1,672,000      697,000         --
    Purchased research and development.....         --      2,400,00         --
    Stock compensation.....................         --       137,000         --
Changes in assets and liabilities, net of
 Merger transaction (Note 2):
    Accounts receivable....................     218,000    3,149,000     492,000
    Inventories............................   2,535,000      192,000   3,176,000
    Other assets...........................    (320,000)      73,000     (70,000)
    Accounts payable.......................     193,000   (3,525,000) (4,866,000)
    Accrued expenses.......................  (1,592,000)     328,000    (569,000)
    Deferred revenue.......................     705,000    1,154,000      74,000
                                            -----------  -----------  ----------
     Net cash provided by (used in)
      operating activities.................   2,692,000     (269,000) (1,278,000)
                                            -----------  -----------  ----------
Cash flows from investing activities:
 Cash acquired in Merger transaction (net
  of cash expended of $478,000) (Note 2)...         --       676,000         --
 Payments for purchases of property and
  equipment................................  (1,531,000)    (682,000)   (770,000)
                                            -----------  -----------  ----------
     Net cash used in investing
      activities...........................  (1,531,000)      (6,000)   (770,000)
                                            -----------  -----------  ----------
Cash flows from financing activities:
 (Payments) proceeds under bank line of
  credit agreement, net....................  (1,038,000)    (553,000)  4,508,000
 Dividends paid............................         --           --   (2,955,000)
 Proceeds from shareholder loan............         --       269,000   2,000,000
 Payments on shareholder loan..............         --           --     (758,000)
 Payments on notes payable.................    (141,000)    (165,000)   (287,000)
                                            -----------  -----------  ----------
     Net cash (used in) provided by
      financing activities.................  (1,179,000)    (449,000)  2,508,000
                                            -----------  -----------  ----------
Net (decrease) increase in cash............     (18,000)    (724,000)    460,000
Cash at beginning of year..................      41,000      765,000     305,000
                                            -----------  -----------  ----------
Cash at end of year                         $    23,000  $    41,000  $  765,000
                                            ===========  ===========  ==========
Supplemental disclosures of cash flow
 information:
 Cash paid for interest.................... $   976,000  $ 1,127,000  $  812,000
                                            ===========  ===========  ==========
 Cash paid for income taxes................ $       --   $       --   $   27,000
                                            ===========  ===========  ==========
Supplemental disclosure of non-cash
 activities:
 Issuance of stock in Merger transaction
  (Note 2)..................................$..     --   $11,606,000  $      --
                                            ===========  ===========  ==========

          See accompanying notes to consolidated financial statements.

                                 ANDATACO, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                             Common Stock       Additional   Accumulated
                          --------------------    Paid in     Earnings
                            Shares     Amount     Capital     (Deficit)      Total
                          ----------  --------  -----------  -----------  -----------
Balance at October 31,
 1995...................      10,000  $  2,000               $ 2,116,000  $ 2,118,000
Dividends paid..........                                      (2,955,000)  (2,955,000)
Net income..............                                          39,000       39,000
                          ----------  --------  -----------  -----------  -----------
Balance at October 31,
 1996...................      10,000     2,000                  (800,000)    (798,000)
Recapitalization of
 ANDATACO of California
 as a result of Merger
 with IPL Systems, Inc.
 (Note 2)...............     (10,000)   (2,000) $     2,000                       --
Elimination of S
 Corporation deficit
 against additional paid
 in capital at date of
 Merger (Note 2)........                         (1,400,000)   1,400,000          --
IPL common stock
 outstanding immediately
 before Merger (Note
 2).....................   5,633,819    56,000      (56,000)                      --
Issuance of IPL common
 stock in Merger (Note
 2).....................  18,078,381   181,000   11,425,000                11,606,000
Issuance of common stock
 for compensation.......     107,199     1,000      136,000                   137,000
Net loss................                                      (6,209,000)  (6,209,000)
                          ----------  --------  -----------  -----------  -----------
Balance at October 31,
 1997...................  23,819,399   238,000   10,107,000   (5,609,000)   4,736,000
Net loss................                                      (2,434,000)  (2,434,000)
                          ----------  --------  -----------  -----------  -----------
Balance at October 31,
 1998...................  23,819,399  $238,000  $10,107,000  $(8,043,000) $ 2,302,000
                          ==========  ========  ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                                ANDATACO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--The Company

  ANDATACO, Inc. (the "Company" or "ANDA"), founded in 1986, designs, develops, manufactures, markets and supports high performance, high availability information storage solutions for the open systems markets in the Windows NT and UNIX environments. The Company's fully integrated hierarchy of data storage solutions includes fault tolerant RAID (Redundant Array of Independent Disks) and RAID-ready disk storage, tape backup and restore products, and data storage management software. The Company supplies its products through direct, indirect and original equipment manufacturer sales and service channels throughout the world. The Company's president and principal shareholder and his affiliates beneficially own 75.9% of the Company's outstanding common stock.

NOTE 2--Business Combination

  On June 3, 1997 (the "Closing Date"), ANDA (formerly IPL Systems, Inc.) completed a business combination with ANDATACO of California, whereby ANDATACO of California was merged with a wholly-owned subsidiary of ANDA (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO of California were issued a total of 18,078,381 shares of ANDA Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO of California. Although as a legal matter the Merger resulted in ANDATACO of California becoming a wholly-owned subsidiary of ANDA, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO of California and an acquisition of ANDA by ANDATACO of California (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by ANDA subsequent to the Merger be those of ANDATACO of California, which include the results of operations of ANDA from the Closing Date.

  The acquisition of ANDA by ANDATACO of California was accounted for using the purchase method. Accordingly, the purchase price was allocated to the estimated fair market value of identifiable tangible and intangible assets acquired and liabilities assumed. Based upon an independent valuation, the Company allocated $2,400,000 to acquired in-process research and development for which there is no future alternative use and $400,000 to existing proprietary technology for which technological feasibility had been established. As required by generally accepted accounting principles, the amount allocated to in-process research and development was recorded as a one-time charge to operations and the amount allocated to existing technology was amortized over its estimated useful life. The excess of the purchase price over the identifiable net assets acquired of $8,362,000 was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

  The following table sets forth the allocation of the purchase price to the estimated fair value of identifiable tangible and intangible assets acquired and liabilities assumed:

  Purchase Price:
    Fair value of ANDA stock of 5,633,819 shares outstanding
     immediately before the Merger................................ $11,606,000
    Transaction costs.............................................     478,000
                                                                   -----------
                                                                    12,084,000
                                                                   -----------
  Allocation of Purchase Price to Identifiable Net Assets:
    Tangible assets...............................................   4,203,000
    Assumed liabilities...........................................  (3,281,000)
    In-process research and development...........................   2,400,000
    Intangible asset..............................................     400,000
                                                                   -----------
                                                                     3,722,000
                                                                   -----------
    Excess of Purchase Price Over Identifiable Net Assets......... $ 8,362,000
                                                                   ===========

                                ANDATACO, INC.

  The following is unaudited pro forma results of operations as if the transaction had been consummated at the beginning of fiscal year ended October 31, 1997:

                                                                   Year Ended
                                                                  October 31,
                                                                      1997
                                                                  ------------
                                                                  (unaudited)
       Sales..................................................... $ 97,507,000
                                                                  ============
       Net loss.................................................. $(12,500,000)
                                                                  ============
       Net loss per share (basic and diluted).................... $      (0.53)
                                                                  ============

NOTE 3--Summary of Significant Accounting Policies

 Principles of Consolidation

  The financial statements as of and for the year ended October 31, 1998 consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Management believes that its projected income and its bank line of credit will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If sales are less than projected, or if the Company is unable to generate adequate cash flow from its sales, the Company may need to seek additional sources of capital and/or decrease its planned capital and operating expenditures.

 Revenue Recognition

  Revenue from the sale of products is recognized as of the date shipments are made to customers net of an allowance for returns. A provision is made for warranty costs in excess of those provided for by the original equipment manufacturer. Revenue related to extended warranty contracts is deferred and recognized over the period in which costs are expected to be incurred, based upon historical evidence, in performing services under the contract. The Company also contracts with outside vendors to provide service relating to various on-site warranties which are offered for sale to customers; on-site warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

 Inventories

  Inventories are stated at the lower of cost (first-in-first-out method) or market.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (generally five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations. Total depreciation and amortization was $1,715,000, $935,000 and $446,000 in fiscal 1998, 1997 and 1996, respectively.

                                ANDATACO, INC.

 Long-Lived Assets

  The Company assesses potential impairments to its long-lived assets, identifiable intangibles and goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

 Goodwill

  The Company has classified as goodwill the purchase price in excess of fair value of the identifiable net assets acquired in the Merger. Goodwill is being amortized on a straight-line basis over its estimated useful life of five years. Amortization charged to operations amounted to $1,672,000 and $697,000 for the years ended October 31, 1998 and 1997, respectively.

 Research and Development Costs

  Research and development costs are expensed as incurred.

 Stock-Based Compensation

  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if fair value based methods had been applied in measuring compensation expense (Note 8). Compensation charges related to non-employee stock-based compensation are measured using fair value based methods.

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

  Concurrent with the Merger, ANDATACO of California changed its taxpayer status from a Subchapter S Corporation to a Subchapter C Corporation. Effective with that change, the Company transferred the amount of its accumulated deficit at that date to additional paid in capital. Therefore, the Company's accumulated deficit at October 31, 1998 includes losses solely incurred by the Company since the Merger.

  Prior to the consummation of the Merger, ANDATACO of California elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, and consequently all federal income taxes and most state taxes were paid directly by its shareholders. Because of the change in taxpayer status to a Subchapter C Corporation, the Company is subject to federal and state income taxes. The tax provision in fiscal 1997 is calculated giving effect to the change of ANDATACO of California from a Subchapter S Corporation to a Subchapter C Corporation, and resultant adjustments for federal and state income taxes, as if ANDATACO of California had been taxed as a C Corporation rather than an S Corporation since inception.

 Pro Forma Net Income (Loss) per Share (Unaudited)

  Pro forma net income (loss) per share amounts of $(0.10), $(0.31) and $0.00 in fiscal 1998, 1997 and 1996, respectively, reflect the Company's conversion from a Subchapter S Corporation to a Subchapter C Corporation

                                ANDATACO, INC.

and the resultant adjustments for federal and state income taxes as if the Company had been taxed as a Subchapter C Corporation rather than a Subchapter S Corporation since inception. Pro forma net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods.

 Fair Value of Financial Instruments

  It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values based on their terms or short-term nature. The carrying amount shown for the bank line of credit approximates its fair value due to the relatively short term nature of this arrangement and to its adjustable interest rate. The carrying amounts shown for notes payable and shareholder loan are reasonable approximations of their fair values based upon the interest rates at which the Company could enter into similar borrowing arrangements.

 Net Income (Loss) Per Share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as required in the first quarter of fiscal 1998. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Shares issuable upon exercise of outstanding stock options and warrants, totaling 2,991,000 and 2,402,000 as of October 31, 1998 and 1997, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

 Concentration of Credit Risk

  The Company's customers include original equipment manufacturers, integrators, distributors and end-users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. Credit losses have been within management's expectations.

 Dependence on Suppliers

  The Company has and will continue to rely on outside vendors to manufacture certain subsystems and electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company performs ongoing quality and supply evaluation reviews with its outside vendors. Supply, delivery and quality of subsystems and electronic components and subassemblies have been adequate to fulfill customer orders and management does not expect any vendor problems in the next 12 months.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt in the first quarter of fiscal 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on

                                ANDATACO, INC.

certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company expects that adoption will have no material impact on the Company's statement of operations.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company expects that adoption will have no material impact on the Company's financial statements.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company expects that adoption will have no material impact on the Company's financial statements.

NOTE 4--Composition of Certain Financial Statement Captions

                                                             October 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Accounts receivable:
  Accounts receivable--trade.......................... $10,960,000  $11,106,000
  Less allowance for doubtful accounts and returns....    (332,000)    (260,000)
                                                       -----------  -----------
                                                       $10,628,000  $10,846,000
                                                       ===========  ===========
Inventories:
  Purchased components................................ $ 3,900,000  $ 5,541,000
  Work in progress....................................     280,000      125,000
  Finished goods......................................     743,000    1,792,000
                                                       -----------  -----------
                                                       $ 4,923,000  $ 7,458,000
                                                       ===========  ===========
Property and equipment:
  Equipment........................................... $ 5,666,000  $ 4,334,000
  Leasehold improvements..............................   1,098,000      942,000
  Furniture and fixtures..............................     809,000      797,000
  Vehicles............................................     150,000      119,000
                                                       -----------  -----------
                                                         7,723,000    6,192,000
  Less accumulated depreciation and amortization......  (4,308,000)  (2,593,000)
                                                       -----------  -----------
                                                       $ 3,415,000  $ 3,599,000
                                                       ===========  ===========
Accrued expenses:
  Sales commissions................................... $   885,000  $ 1,807,000
  Other...............................................   1,725,000    2,395,000
                                                       -----------  -----------
                                                       $ 2,610,000  $ 4,202,000
                                                       ===========  ===========

                                ANDATACO, INC.

 Bonuses Payable

  The Company has recorded a long-term obligation related to ten-year bonus agreements (the "Agreements") with certain employees. Under the Agreements, a bonus will be payable to an employee ten years after the date employment commenced with the Company. Continuous employment during the ten years is a condition precedent to the Company's obligation to pay the bonus. The bonus is accrued over the ten year service period; amounts forfeited are credited to operations. In fiscal 1998, the last participating member of the Agreement achieved the ten year anniversary and was paid in full. At October 31, 1998 and 1997, the Company has accrued $0 and $172,000 as a short-term liability. A net charge of $6,000 and $5,000 and a net credit of $108,000 are included in the results of operations for the years ended October 31, 1998, 1997 and 1996, respectively.

  The Company has a management incentive award plan which provides for the payment of cash awards or bonuses to officers and other key employees when the Company achieves specified objectives. Awards earned under the plan were $0, $17,000, and $0 during the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE 5--Bank Line of Credit

  The Company has a revolving line of credit with a bank which provides for it to borrow the lesser of (i) $10,000,000 or (ii) 80 percent of eligible domestic accounts receivable plus the lesser of $1,750,000 or 25 percent of eligible inventory, at the bank's prime rate plus one-half percent (8.5 percent at October 31, 1998). The revolving line of credit was renewed in April 1998 for a thirty-six month period. The line is secured by all of the Company's property and accounts receivable and is guaranteed by the Company's principal shareholder. As of October 31, 1998 and 1997, there was $5,462,000 and $6,500,000 outstanding and $3,799,000 and $3,311,000 available under the line of credit, respectively. The credit agreement includes covenants which, among other things, require the Company to maintain stated minimum working capital and net worth amounts plus specific liquidity and long-term solvency ratios.

NOTE 6--Notes Payable

                                                                October 31,
                                                             -----------------
                                                              1998     1997
                                                             ------- ---------
Notes payable are comprised as follows:
  Note payable to a bank, payable in monthly installments of
   $9,375 principal plus interest at the bank's prime rate
   plus 1 percent (9.5 percent at October 31, 1997) through
   April 1998 (secured by certain assets)................... $   --  $ 141,000
                                                             ------- ---------
                                                                 --    141,000
  Less current portion......................................     --   (113,000)
                                                             ------- ---------
                                                             $   --  $  28,000
                                                             ======= =========

                                ANDATACO, INC.

NOTE 7--Income Taxes

  No provision for income taxes has been recorded in fiscal 1998 and 1997 because of losses incurred in these years.

  Deferred income taxes at October 31, 1998 and 1997 are comprised as follows:

                                                             October 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards.................... $ 5,120,000  $ 3,991,000
  Inventory...........................................     666,000    1,299,000
  Allowance for doubtful accounts and returns.........     130,000      194,000
  Warranty reserves...................................      59,000      102,000
  Vacation and deferred compensation..................      86,000      268,000
  State income taxes..................................       5,000        4,000
  Property and equipment depreciation.................     150,000          --
  Other...............................................      39,000      259,000
                                                       -----------  -----------
    Gross deferred tax asset..........................   6,255,000    6,117,000
                                                       -----------  -----------
Deferred tax liabilities:
  Property and equipment depreciation.................         --       (33,000)
                                                       -----------  -----------
    Gross deferred tax liability......................         --       (33,000)
                                                       -----------  -----------
Valuation allowance...................................  (6,255,000)  (6,084,000)
                                                       -----------  -----------
Net deferred income taxes............................. $       --   $       --
                                                       ===========  ===========

  The Company has recorded a valuation allowance in full for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

  The Company has approximately $14,159,000 in federal and $5,793,000 in state net operating loss carryforwards which expire through 2018 and 2003, respectively. The Company experienced a change of control as a result of the Merger, which limits the ability of the Company to utilize the carryforward amounts. Any future change of control, as defined in Section 382 of the Internal Revenue Code, could further limit the Company's ability to utilize the carryforwards.

  A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                                 Year Ended October 31,
                                              -------------------------------
                                                1998        1997       1996
                                              ---------  -----------  -------
   Amount computed at statutory federal rate
    of 34%..................................  $(828,000) $(2,111,000) $13,000
   Benefit of "S" Corporation status........        --       209,000  (13,000)
   Increase in valuation allowance..........    171,000      783,000      --
   Expenses not deductible for tax
    purposes................................    602,000    1,257,000      --
   Conversion from "S" to "C" Corporation...        --      (138,000)     --
   Other....................................     55,000          --       --
                                              ---------  -----------  -------
                                              $     --   $        --  $   --
                                              =========  ===========  =======

                                ANDATACO, INC.

NOTE 8--Stock Options and Employee Benefit Plans

  The Company has a number of stock option plans, administered by its Board of Directors or its designees, which provide for the issuance of options to employees, officers and directors. The exercise price of a stock option is generally equal to the fair market value of the Company's common stock on the date the option is granted. Certain of the plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code while other plans are specified as non-qualified. Additionally, certain of the non-qualified plans call for 100% vesting of outstanding options upon a change of control of the Company. Options generally vest at a rate of 20 percent per year over a period of five years from the date of grant and expire after a period not to exceed ten years. However, the Board may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. A total of 4,725,500 shares of Class A Common Stock has been reserved for issuance under the Company's stock option plans.

  Transactions under the Company's stock option plans during the years ended October 31, 1998, 1997 and 1996 are summarized as follows:

                           1993, 1996 Consolidated and 1997 Plans             Director Plan
                          --------------------------------------------  --------------------------
                                              Weighted                           Weighted Weighted
                                              Average       Weighted    Number   Average  Average
                            Number of         Exercise    Average Fair    of     Exercise   Fair
                             Options           Price         Value      Options   Price    Value
                          ----------------  ------------  ------------  -------  -------- --------
Outstanding, October 31,
 1995...................           522,300   $      3.04                32,000    $ 6.12
 Granted................           243,500          2.40   $      1.08  12,000     14.54   $3.27
 Exercised..............           (46,300)         2.66                   --
 Canceled...............          (143,900)         3.48                (7,200)     8.92
                          ----------------                              ------
Outstanding, October 31,
 1996...................           575,600          2.69                36,800      8.32
 Granted................         1,989,500          1.56          1.07     --
 Canceled...............          (380,600)         2.79                   --
                          ----------------                              ------
Outstanding, October 31,
 1997...................         2,184,500          1.64                36,800      8.32
 Granted................         2,031,000          1.33          1.08     --
 Canceled...............        (1,437,272)         1.53                (4,800)     8.92
                          ----------------                              ------
Outstanding, October 31,
 1998...................         2,778,228          0.97                32,000      8.23
                          ================                              ======
Exercisable, October 31,
 1998...................           512,985          1.13                19,600     10.28
                          ================                              ======

  The following table sets forth information regarding options outstanding at October 31, 1998 under the 1993, 1996 Consolidated and 1997 Plans:

                                                                   Weighted
                                                      Weighted      Average
                                           Weighted    Average     Exercise
                 Range of      Number      Average    Remaining    Price for
   Number of     Exercise     Currently    Exercise     Life       Currently
    Options       Prices     Exercisable    Price      (Years)    Exercisable
   ---------    ----------   -----------   --------   ---------   -----------
     200,000      $0.69            --       $0.69       9.92         $ --
   1,654,852       0.75        186,845       0.75       9.31          0.75
     530,000    0.81--1.13     250,000       1.09       8.71          1.13
     278,000    1.56--1.88         --        1.75       9.02           --
     115,376    2.00--2.44      76,140       2.11       7.94          2.11
   ---------                   -------
   2,778,228                   512,985
   =========                   =======

                                ANDATACO, INC.

  The following table sets forth information regarding options outstanding at October 31, 1998 under the Director Plan:

                                                                   Weighted
                                                      Weighted      Average
                                           Weighted    Average     Exercise
                 Range of      Number      Average    Remaining    Price for
   Number of     Exercise     Currently    Exercise     Life       Currently
    Options       Prices     Exercisable    Price      (Years)    Exercisable
   ---------    ----------   -----------   --------   ---------   -----------
    10,000        $3.25         4,000       $3.25       7.06         $3.25
    10,000         5.63         6,000        5.63       6.61          5.63
     6,000      8.25--9.25      3,600        8.58       6.63          8.81
     6,000        20.50         6,000       20.50       2.81         20.50
    ------                     ------
    32,000                     19,600
    ======                     ======


  No compensation expense has been recognized for the Company's employee option grants, which are fixed in nature, as the options have been granted at fair market value. Pro forma information regarding net income and net earnings per common share is determined as if the Company had accounted for its stock-based awards to employees under fair value methods. The fair value of options granted in fiscal 1998, 1997 and 1996 has been estimated at the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                                                Year Ended
                                                                October 31,
                                                              -----------------
                                                              1998   1997  1996
                                                              -----  ----  ----
   Risk-free interest rate...................................  5.50% 6.13% 6.16%
   Volatility................................................ 168.0% 80.0% 80.0%
   Dividend yield............................................   0.0%  0.0%  0.0%
   Expected life (years).....................................   6.0   5.0   5.0

  For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The Company's pro forma information for the years ended October 31 is as follows:

                                                 Year Ended October 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            -----------  -----------  --------
   Net (loss) income:
     As reported........................... $(2,434,000) $(6,209,000) $ 39,000
                                            ===========  ===========  ========
     Pro forma............................. $(3,120,000) $(6,385,000) $(69,000)
                                            ===========  ===========  ========
   Net (loss) income per share:
     As reported........................... $     (0.10) $     (0.30) $   0.00
                                            ===========  ===========  ========
     Pro forma............................. $     (0.13) $     (0.31) $   0.00
                                            ===========  ===========  ========

401(k) Plan

  During 1992, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require, matching contributions by the Company on behalf of all participants. No such contributions were made in fiscal 1998, 1997 or 1996.

Stock Warrant

  There are warrants outstanding with a right to purchase 180,783 shares of the Company's common stock with an exercise price of $1.94 per share. The warrants expire in March 1999.

                                ANDATACO, INC.

NOTE 9--Commitments and Contingencies

  The Company currently conducts its operations in twenty facilities throughout the United States. Certain of these facilities are leased from various parties, including related parties, under noncancelable operating leases that expire at various times through October 2003.

  Future minimum rental commitments under non-cancelable operating leases, inclusive of the Company's obligation to its president and principal shareholder (Note 10), are reflected in the following table:

       Year ending October 31,
       -----------------------
       1999......................................................... $  786,000
       2000.........................................................    727,000
       2001.........................................................    604,000
       2002.........................................................    494,000
       2003.........................................................    187,000
                                                                     ----------
                                                                     $2,798,000
                                                                     ==========

  Total rent expense was $1,107,000, $918,000 and $853,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

  The Company may be subject to various claims and legal proceedings in the ordinary course of conducting its business. In the opinion of management, the liability associated with the resolution of such matters, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 10--Certain Related Party Transactions

  The Company currently leases its corporate headquarters from an entity owned by the president and principal shareholder of the Company. The Company paid this entity approximately $330,000 during each of the years ended October 31, 1998, 1997 and 1996 under the terms of the lease agreement.

  The shareholder loan from the Company's president and principal shareholder to the Company is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit. Interest expense from the shareholder loan was $468,000, $461,000 and $301,000 during the years ended October 31, 1998, 1997 and 1996, respectively.

               Schedule VIII-- Valuation and Qualifying Accounts

               Fiscal Years Ended October 31, 1998, 1997 and 1996

                                              Additions
                         Balance at Additions Resulting              Balance at
                         Beginning   Charged     from                  End of
                          of Year   to Income   Merger   Deductions*    Year
                         ---------- --------- ---------- ----------- ----------
Allowance for Doubtful
 Accounts Receivable:
  1998.................. $  417,000 $138,000  $      --  $  223,000  $  332,000
  1997..................    219,000  236,000     339,000    377,000     417,000
  1996..................    272,000   60,000         --     113,000     219,000
Allowance for Inventory
 Obsolescence:
  1998.................. $3,261,000 $600,000  $  238,000 $2,404,000  $1,695,000
  1997..................    200,000  600,000   2,463,000      2,000   3,261,000
  1996..................    183,000   30,000         --      13,000     200,000

--------
* Deductions represent amounts written off against the allowance, net of recoveries.