Form 10-Q
period 1999-01-31
ANDATACO INC
filed 1999-03-15
CIK 351810

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999, OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM ____TO ____.

                        COMMISSION FILE NUMBER: 0-10370


                                ANDATACO, INC.
                                --------------
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


As of February 26, 1999, there were 23,819,399 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.


================================================================================

ANDATACO, INC.

FORM 10-Q INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheet at January 31, 1999 (unaudited)
                and October 31, 1998 ....................................   3

               Consolidated Statement of Operations (unaudited) for the
                three-month period ended January 31, 1999 and 1998.......   4

               Consolidated Statement of Cash Flows (unaudited) for the
                three-month period ended January 31, 1999 and 1998.......   5

               Notes to Consolidated Financial Statements (unaudited)....   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................   8


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................  13

              Signatures

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
ANDATACO, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                JANUARY 31,    OCTOBER 31,
                                                    1999          1998
                                                ------------   -----------
                                                (unaudited)
Assets

Current assets:
 Cash .......................................   $    23,000    $    23,000
 Accounts receivable, net ...................     7,625,000     10,628,000
 Inventories ................................     5,441,000      4,923,000
 Other current assets .......................       809,000        634,000
                                                -----------    -----------
  Total current assets ......................    13,898,000     16,208,000

Goodwill, net ...............................     5,575,000      5,993,000
Equipment and improvements, net .............     3,248,000      3,415,000
Other assets ................................        51,000         66,000
                                                -----------    -----------
                                                $22,772,000    $25,682,000
                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...........................   $ 6,863,000    $ 7,853,000
 Accrued expenses ...........................     2,151,000      2,610,000
 Deferred revenue ...........................     1,957,000      2,259,000
                                                -----------    -----------
  Total current liabilities .................    10,971,000     12,722,000
                                                -----------    -----------
Long-term liabilities:
 Bank line of credit ........................     5,000,000      5,462,000
 Shareholder loan ...........................     5,196,000      5,196,000
                                                -----------    -----------
  Total long-term liabilities ...............    10,196,000     10,658,000
                                                -----------    -----------
Shareholders' equity:
 Common stock ...............................       238,000        238,000
 Additional paid in capital .................    10,107,000     10,107,000
 Accumulated deficit ........................    (8,740,000)    (8,043,000)
                                                -----------    -----------
  Total shareholders' equity ................     1,605,000      2,302,000
                                                -----------    -----------
                                                $22,772,000    $25,682,000
                                                ===========    ===========



           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       January 31,
                                                                   1999           1998
Sales .......................................................  $16,378,000    $21,760,000
Cost of sales ...............................................   11,872,000     14,975,000
                                                               -----------     ----------
  Gross profit ..............................................    4,506,000      6,785,000
                                                               -----------     ----------
Operating expenses:
 Selling, general and administrative ........................    4,553,000      6,415,000
 Rent expense to shareholder ................................       83,000         83,000
 Research and development ...................................      322,000        441,000
                                                               -----------     ----------
  Total operating expenses ..................................    4,958,000      6,939,000
                                                               -----------     ----------
Loss from operations ........................................     (452,000)      (154,000)

Interest expense ............................................      128,000        149,000
Interest expense to shareholder .............................      117,000        117,000
                                                               -----------     ----------
Net loss ....................................................  $  (697,000)   $  (420,000)
                                                               ===========     ==========

Net loss per share (basic and diluted) ......................  $     (0.03)   $     (0.02)
                                                               ===========     ==========
Shares used in computing net loss per share (basic and
  diluted) ..................................................   23,819,399     23,819,399
                                                               ===========     ==========


           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                          January 31,
                                                                      -------------------
                                                                      1999           1998
                                                                  ------------   ------------
Cash flows from operating activities:
 Net loss ......................................................  $ (697,000)   $  (420,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization ...............................     453,000        370,000
   Amortization of goodwill ....................................     418,000        418,000
 Changes in assets and liabilities:
   Accounts receivable ..........................................  3,003,000        380,000
   Inventories ..................................................   (518,000)       555,000
   Other assets .................................................   (160,000)        13,000
   Accounts payable .............................................   (990,000)      (517,000)
   Accrued expenses .............................................   (459,000)       331,000
   Deferred revenue .............................................   (302,000)       539,000
                                                                  ----------    -----------
   Net cash provided by operating activities ...................     748,000      1,669,000
                                                                  ----------    -----------
Cash flows from investing activities:
 Payments for purchases of property and equipment ..............    (286,000)      (159,000)
                                                                  ----------    -----------
   Net cash used in investing activities .......................    (286,000)      (159,000)
                                                                  ----------    -----------
Cash flows from financing activities:
 Payments under bank line of credit agreement, net .............    (462,000)    (1,500,000)
 Payments on notes payable .....................................           -        (28,000)
                                                                  ----------    -----------
   Net cash used in financing activities .......................    (462,000)    (1,528,000)
                                                                  ----------    -----------
Net decrease in cash ...........................................           -        (18,000)
Cash at beginning of period ....................................      23,000         41,000
                                                                  ----------    -----------
Cash at end of period ..........................................  $   23,000    $    23,000
                                                                  ==========    ===========



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

  The accompanying unaudited consolidated financial statements of Andataco, Inc. ("ANDA", or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 1999 and its results of operations for the three-month periods ended January 31, 1999 and 1998. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1999.


NOTE 2 - BUSINESS COMBINATION

  On June 3, 1997 (the "Closing Date"), ANDA (formally IPL Systems, Inc.) completed a business combination with ANDATACO of California, whereby ANDATACO of California was merged with a wholly-owned subsidiary of ANDA (the "Merger"). Under the terms of the merger agreement, the shareholders of ANDATACO of California were issued a total of 18,078,381 shares of ANDA Class A Common Stock in exchange for all outstanding shares of capital stock of ANDATACO of California. Although as a legal matter the Merger resulted in ANDATACO of California becoming a wholly-owned subsidiary of ANDA, for financial reporting purposes the Merger was treated as a recapitalization of ANDATACO of California and an acquisition of ANDA by ANDATACO of California (reverse acquisition). The financial reporting requirements of the Securities and Exchange Commission require that the financial statements reported by ANDA subsequent to the Merger be those of ANDATACO of California, which include the results of operations of ANDA from the Closing Date.

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

ANDATACO, INC.

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - NET LOSS PER SHARE

  Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Shares issuable upon exercise of outstanding stock options and warrants, totaling 2,528,978 and 2,439,284 as of January 31, 1999 and 1998, respectively, have been excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.



NOTE 4 - INVENTORIES


                                                            JANUARY 31,    OCTOBER 31,
                                                               1999           1998
                                                            ----------     ----------
                                                            (unaudited)
Inventories are comprised of the following:
  Purchased components ..............................       $4,929,000     $3,900,000
  Work in progress ..................................            9,000        280,000
  Finished goods ....................................          503,000        743,000
                                                            ----------     ----------
                                                            $5,441,000     $4,923,000
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

  The discussion contained in this report contains forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the computer storage industry and other factors referred to herein, including but not limited to, the factors discussed below and in the Company's Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  ANDATACO designs, develops, manufactures, markets and supports high performance, high availability information storage solutions for the open systems markets in the Windows NT and UNIX environments including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc., and NT-based computing systems. The Company's fully integrated hierarchy of data storage solutions includes fault-tolerant Redundant Array of Independent Disks ("RAID") and RAID-ready disk storage, tape backup and restore products and data storage management software. The Company also provides technical support and professional services for its products. The Company distributes internally developed products and products from other manufactures through a network of sales offices worldwide and through distributors in Europe, Asia, Latin America, Canada and Australia. The customers for the Company's products represent a variety of industries and government agencies operating in distributed client/server as well as centralized computing environments. These customers range in size from FORTUNE 1000 companies to small businesses, and from national to local governments.

 GigaRAID High Availability Series

  ANDATACO's award winning Enterprise Storage Packaging ("ESP"), is the framework of the Company's GigaRAID Series. ESP combines, for the first time, microprocessors and enclosures to provide the user industry-leading, modular and building block packaging combined with proactive, storage management functionality. All critical components of the enclosure are monitored and a "Call Home" feature alerts the user should any critical component go out of specification.

  GigaRAID/AA, the newest member of the GigaRAID Series, is a family of RAID and RAID-ready disk and tape storage systems that are combined with ANDATACO's ESP to create more complete storage solutions. The GigaRAID/HA provides high performance and availability for database/On-Line Transactional Processing applications characterized by small block/random data processing. Other GigaRAID Series products, including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing.

  Historically, the reseller business or the sale of third party non-GigaRAID products accounted for a substantial portion of the Company's revenues, representing 37.2% of revenues in fiscal 1996 and declining to 34.6% and 33.4% in fiscal 1997 and 1998, respectively. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products. For the three months ended January 31, 1998 and 1999, revenue from sales of internally developed and GigaRAID products represented 42.2% and 59.5% of total revenue, respectively.

SUBSEQUENT EVENT

  On March 3, 1999, nStor Technologies, Inc. announced that it has entered into an agreement to purchase all of the shares of the Company's common stock held by the Company's principal shareholder.

RESULTS OF OPERATIONS

  The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.

                                               THREE MONTHS ENDED
                                                    January 31,
                                               -----------------
                                               1999         1998
                                               ----         ----
Sales....................................      100.0%      100.0%
Cost of sales............................       72.5        68.8
                                               -----       -----
Gross profit.............................       27.5        31.2
Operating expenses:
  Selling, general and administrative ...       27.8        29.5
  Rent expense to shareholder ...........        0.5         0.4
  Research and development ..............        2.0         2.0
                                               -----       -----
 Total operating expenses ...............       30.3        31.9
                                               -----       -----
 Loss from operations....................       (2.8)       (0.7)
 Interest expense........................        1.5         1.2
                                               -----       -----
Net loss.................................       (4.3)%      (1.9)%
                                               =====       =====

First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998


  Sales. Sales for the three months ended January 31, 1999 were $16,378,000, a decrease of 24.7% from sales of $21,760,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of older non-GigaRAID mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape. Older non-GigaRAID mass storage product sales were $2,077,000 in the first quarter of fiscal 1999 compared to $5,157,000 in the first quarter of fiscal 1998. In addition third-party product sales decreased by $3,114,000, from $2,774,000 in the first quarter of fiscal 1999 compared to $5,888,000 in the first quarter of fiscal 1998. Although the Company experienced an increase in sales of current internally designed and distributed GigaRAID products of $562,000 over the same period in 1998, the increase was more than offset by the decrease in the sales of non-GigaRAID mass storage and third-party products. The decrease in non-GigaRAID mass storage and third-party product sales is consistent with the Company's strategy to focus increased resources on internally designed products, including the GigaRAID product family, capable of producing higher margins. This is also consistent with the Company's transition towards "owned solutions" strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining engineered technology with selected products manufactured by its distribution and development partners, the Company believes it provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

  Gross Profit. Gross profit in the first quarter of fiscal year 1999 was $4,506,000, representing approximately 27.5% of revenues, compared to $6,785,000 in the first quarter of fiscal 1998, which represented approximately 31.2% of revenues. The decrease in gross profit as a percentage of sales was due primarily to lower margins earned on the Company's current GigaRAID product family during the first quarter of fiscal 1999 compared to the first quarter of 1998. The Company's current GigaRAID product family sales accounted for 59.5% of revenues for the first quarter of fiscal 1999 as compared to 42.2% of revenues in the first quarter of fiscal 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e. goodwill amortization). Selling, general and administrative expenses were $4,553,000 and $6,415,000 for the quarters ended January 31, 1999 and 1998, respectively. The decrease in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year is due to decreased compensation-related sales costs resulting from decreased staff and lower sales volume.

  Research and Development Expense. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $322,000 and $441,000 for the quarters ended January 31, 1999 and 1998, respectively. The level of research and development expenses is consistent with the Company's strategy to continue to focus resources on design and development of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

  Interest Expense. The decrease in interest expense of $21,000 in the first quarter of fiscal 1999 from $149,000 in the comparable period in fiscal 1998 is primarily due to the reduction in the outstanding portion of the Company's bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash remained at $23,000 as of January 31,1999 and as of October 31, 1998. Net working capital decreased $559,000 to $2,927,000 as of January 31, 1999 from that of October 31, 1998. During the first quarter of fiscal 1999, the Company generated $748,000 from operating activities, which was primarily used for investment in property and equipment of $286,000 and for payments to reduce the bank line of credit of $462,000.

  The Company currently maintains a credit facility that permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory ($6,384,000 available at January 31, 1999). As of January 31, 1999, the Company had $5,000,000 outstanding under this credit line. The credit facility expires on April 30, 2001; consequently borrowings under this line have been classified as long-term.

  The Company believes that its projected income and its bank line of credit will be sufficient to meet the Company's capital and operating requirements for the next twelve months. If sales are less than projected, or if the Company is unable to generate adequate cash flows from its sales, the Company may need to seek additional sources of capital and/or decrease its planned capital and operating expenditures.

  A shareholder loan to the Company's president and principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit.

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

  In mid-1997, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas: the Company's mission critical business transaction systems; the products the Company sells; and the issues associated with its business partners, including suppliers, customers and bankers. To date, the Company has executed approximately 95% of its Plan and anticipates completing the remaining portions of the Plan by the end of the second calendar quarter of 1999, while the evaluation and testing of certain ancillary PC office and specialized PC applications will continue through 1999.

  Costs incurred directly related to the Year 2000 problem are expensed by the Company during the period in which they are incurred. The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as a majority of the costs have occurred as a result of normal upgrade procedures. Costs incurred relating to the Year 2000 issue include the time spent by employees reviewing and addressing Year 2000 risks and amounted to $20,000 in fiscal 1998.

  Based on current information, the Company does not expect future costs to address Year 2000 risks to be material. However, there can be no assurances that there will not be interruptions or other limitations of financial or operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 problem are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include but are not limited to the success of the Company's suppliers in completing their respective plan of action for Year 2000 compliance.

 Mission Critical Business Transaction Systems

  The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

  All of the Company's systems for processing business transactions are Year 2000 compliant and the Company expects that these systems will correctly process transactions prior to and following 12:00 am January 1, 2000. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business systems operate. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices and paying vendors.

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

 The Company's Business Partners

  The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to the Company, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Any inability of the Company's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of the Company's products would also have a material adverse effect on the Company's results of operations. Additionally, any inability of the Company's other key business partners, including the Company's bank, to become Year 2000 compliant could cause them to become unable to provide critical business services, such as to provide funding on the Company's line of credit, and could therefore also have a material adverse effect on the Company.

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

PART II - OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ANDATACO, INC.

     Date: March 15, 1999                  By:  /s/ Harris Ravine
                                                -----------------
                                                Harris Ravine
                                                Chief Executive Officer
                                                (on behalf of registrant and as
                                                its principal executive officer)


     Date: March 15, 1999                  By:  /s/ Diane Wong
                                                --------------
                                                Diane Wong
                                                Vice President of Finance and
                                                Corporate Controller
                                                (on behalf of registrant and as
                                                its principal financial officer)