Form 10-Q
period 1999-04-30
ANDATACO INC
filed 1999-06-14
CIK 351810

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

      For the quarterly period ended April 30, 1999, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

As of May 26, 1999, there were 23,819,399 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.

================================================================================

ANDATACO, INC.

FORM 10-Q

---------------------------------------------------------------------------------------
                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet at April 30, 1999 (unaudited)
                     and October 31, 1998                                          3

                  Consolidated Statement of Operations (unaudited) for the
                     three-month and six-month periods ended April 30, 1999
                     and 1998                                                      4

                  Consolidated Statement of Cash Flows (unaudited) for the
                     six-month period ended April 30, 1999 and 1998                5

                  Notes to Consolidated Financial Statements (unaudited)           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                     8


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders             12

         Item 6.  Exhibits and reports on Form 8-K                                12

                  Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
ANDATACO, INC.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
                                                                                          APRIL 30,     OCTOBER 31,
                                                                                             1999          1998
                                                                                         (UNAUDITED)
ASSETS

Current assets:
 Cash ................................................................................   $    23,000    $    23,000
 Accounts receivable, net ............................................................     6,257,000     10,628,000
 Inventories .........................................................................     6,451,000      4,923,000
 Other current assets ................................................................     1,056,000        634,000
                                                                                         -----------    -----------
   Total current assets ..............................................................    13,787,000     16,208,000

Goodwill, net ........................................................................     5,156,000      5,993,000
Property and equipment, net ..........................................................     2,947,000      3,415,000
Other assets .........................................................................        96,000         66,000
                                                                                         -----------    -----------
                                                                                         $21,986,000    $25,682,000
                                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ....................................................................   $ 6,515,000    $ 7,853,000
 Accrued expenses ....................................................................     2,420,000      2,610,000
 Deferred revenue ....................................................................     2,102,000      2,259,000
                                                                                         -----------    -----------
   Total current liabilities .........................................................    11,037,000     12,722,000
                                                                                         -----------    -----------

Long-term liabilities:
 Bank line of credit .................................................................     5,000,000      5,462,000
 Shareholder loan ....................................................................     5,196,000      5,196,000
                                                                                         -----------    -----------
   Total long-term liabilities .......................................................    10,196,000     10,658,000
                                                                                         -----------    -----------
Shareholders' equity:
 Common stock ........................................................................       238,000        238,000
 Additional paid in capital ..........................................................    10,149,000     10,107,000
 Accumulated deficit .................................................................    (9,634,000)    (8,043,000)
                                                                                         -----------    -----------
   Total shareholders' equity ........................................................       753,000      2,302,000
                                                                                         -----------    -----------
                                                                                         $21,986,000    $25,682,000
                                                                                         ===========    ===========

           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

---------------------------------------------------------------------------------------------

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                            APRIL 30,                     APRIL 30,
                                        1999           1998           1999           1998

Sales                                $14,992,000    $20,996,000    $31,370,000    $42,756,000
Cost of sales                         10,503,000     14,325,000     22,375,000     29,300,000
                                     -----------    -----------    -----------    -----------
  Gross profit                         4,489,000      6,671,000      8,995,000     13,456,000
                                     -----------    -----------    -----------    -----------
Operating expenses:
 Selling, general and
  administrative                       4,879,000      6,048,000      9,432,000     12,463,000
 Rent expense to shareholder              83,000         83,000        166,000        166,000
 Research and development                184,000        473,000        506,000        914,000
                                     -----------    -----------    -----------    -----------
  Total operating expenses             5,146,000      6,604,000     10,104,000     13,543,000
                                     -----------    -----------    -----------    -----------
(Loss) income from operations           (657,000)        67,000     (1,109,000)       (87,000)

Interest expense                         120,000        139,000        248,000        288,000
Interest expense to shareholder          117,000        117,000        234,000        234,000
                                     -----------    -----------    -----------    -----------
Net loss                             $  (894,000)   $  (189,000)   $(1,591,000)   $  (609,000)
                                     ===========    ===========    ===========    ===========
Net loss per share (basic
 and diluted)                        $     (0.04)   $     (0.01)   $     (0.07)   $     (0.03)
                                     ===========    ===========    ===========    ===========
Shares used in computing
 net loss per share (basic
 and diluted)                         23,819,399     23,819,399     23,819,399     23,819,399
                                     ===========    ===========    ===========    ===========

           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED
                                                                        APRIL 30,
                                                                    1999          1998
Cash flows from operating activities:
 Net loss                                                       $(1,591,000)   $ (609,000)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation                                                     879,000       769,000
   Amortization of goodwill                                         837,000       836,000
   Stock compensation                                                42,000             -
 Changes in assets and liabilities:
  Accounts receivable                                             4,371,000       151,000
  Inventories                                                    (1,528,000)      913,000
  Other assets                                                     (452,000)     (123,000)
  Accounts payable                                               (1,338,000)     (803,000)
  Accrued expenses                                                 (190,000)     (610,000)
  Deferred revenue                                                 (157,000)      666,000
                                                                -----------    ----------
   Net cash provided by operating activities                        873,000     1,190,000
                                                                -----------    ----------
Cash flows from investing activities:
 Payments for purchases of property and equipment                  (411,000)     (676,000)
                                                                -----------    ----------
   Net cash used in investing activities                           (411,000)     (676,000)
                                                                -----------    ----------
Cash flows from financing activities:
 Payments under bank line of credit agreement (net)                (462,000)     (394,000)
 Payments on notes payable                                                -      (141,000)
                                                                -----------    ----------
   Net cash used in financing activities                           (462,000)     (535,000)
                                                                -----------    ----------
Net change in cash                                                        -       (21,000)

Cash at beginning of period                                          23,000        41,000
                                                                -----------    ----------
Cash at end of period                                           $    23,000    $   20,000
                                                                ===========    ==========

           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1--BASIS OF PRESENTATION

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

  The accompanying unaudited consolidated financial statements of Andataco, Inc. ("ANDA", or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 1999 and its results of operations for the three-month and six-month periods ended April 30, 1999 and 1998. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1999.


NOTE 2--BUSINESS COMBINATION

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

ANDATACO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 3--NET LOSS PER SHARE

  Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Shares issuable upon exercise of outstanding stock options and warrants, totaling 2,654,430 and 2,645,690 as of April 30, 1999 and 1998, respectively, have been excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.

NOTE 4--INVENTORIES
                                                       APRIL 30,     OCTOBER 31,
                                                         1999           1998
                                                      -----------    ----------
                                                      (unaudited)
Inventories are comprised of the following:
 Purchased components ...............................  $5,710,000    $3,900,000
 Work in progress ...................................     114,000       280,000
 Finished goods .....................................     627,000       743,000
                                                       ----------    ----------
                                                       $6,451,000    $4,923,000
                                                       ==========    ==========

NOTE 5--BORROWINGS

  The Company has a revolving line of credit ("the Line of Credit") with a bank which provides for the Company to borrow the lesser of (i) $10,000,000 or (ii) 80 percent of eligible domestic accounts receivable plus the lesser of $1,750,000 or 25 percent of eligible inventory, at the bank's prime rate plus one-half percent (8.5 percent at April 30, 1998.) The Line of Credit was renewed in April 1998 for a thirty-six month period. The Line of Credit is secured by all of the Company's property and accounts receivable and is guaranteed by the Company's principal shareholder. At April 30, 1999, the Company was not in compliance with the financial covenant concerning the Company's minimum net tangible worth; however, effective June 11, 1999, the bank notified the Company that it will temporarily waive its rights and remedies associated with this default subject to further negotiations. The bank and the Company are currently negotiating the terms and conditions of the temporary waiver, which will include applying a default interest rate of 10.5% during the waiver period.

NOTE 6--SUBSEQUENT EVENT

  On June 9, 1999, nStor Technologies, Inc. acquired the 75.7% of the Company's common stock held by the Company's principal shareholder.

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

OVERVIEW

  The Company designs, develops, manufactures, markets and supports high performance, high availability information storage solutions for the open systems markets in the Windows NT and UNIX environments including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc., and NT-based computing systems. The Company's fully integrated hierarchy of data storage solutions includes fault-tolerant Redundant Array of Independent Disks ("RAID") and RAID-ready disk storage, tape backup and restore products and data storage management software. The Company also provides technical support and professional services for its products. The Company distributes internally developed products and products from other manufacturers through a network of sales offices worldwide and through distributors in Europe, Asia, Latin America, Canada and Australia. The customers for the Company's products represent a variety of industries and government agencies operating in distributed client/server as well as centralized computing environments. These customers range in size from FORTUNE 1000 companies to small businesses, and from national to local governments.

 GigaRAID High Availability Series

  The Company's award winning Enterprise Storage Packaging ("ESP"), is the framework of the Company's GigaRAID Series. ESP combines, for the first time, microprocessors and enclosures to provide the user industry-leading, modular and building block packaging combined with proactive, storage management functionality. All critical components of the enclosure are monitored and a "Call Home" feature alerts the user should any critical component go out of specification.

  GigaRAID/AA, the newest member of the GigaRAID Series, is a family of RAID and RAID-ready disk and tape storage systems that are combined with the company's ESP to create more complete storage solutions. The GigaRAID/HA provides high performance and availability for database/On-Line Transactional Processing applications characterized by small block/random data processing. Other GigaRAID Series products, including the GigaRAID/SX, offer high performance and availability for certain data warehouse, seismic processing and video applications characterized by large block, sequential processing.

  Historically, the reseller business or the sale of third party non-GigaRAID products accounted for a substantial portion of the Company's revenues, representing 37.2% of revenues in fiscal 1996 and declining to 34.6% and 33.4% in fiscal 1997 and 1998, respectively. Although the Company plans to continue to sell third party products, management's strategy is to focus increased resources on the design, development, manufacturing and marketing of internally developed and GigaRAID products. For the six months ended April 30, 1998 and 1999, revenue from sales of internally developed and GigaRAID products represented 53.7% and 46.6% of total revenue, respectively.

SUBSEQUENT EVENT

     On June 9, 1999, nStor Technologies, Inc. acquired the 75.7% of the Company's common stock held by the Company's principal shareholder.

RESULTS OF OPERATIONS

  The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    APRIL 30,            APRIL 30,
                                              ------------------   ------------------
                                               1999       1998      1999        1998
                                               ----       ----      ----        ----
Sales ....................................... 100.0%      100.0%    100.0%     100.0%
Cost of sales ...............................  70.1        68.2      71.3       68.5
                                              -----       -----     -----      -----
Gross profit ................................  29.9        31.8      28.7       31.5

Operating expenses:
  Selling, general and administrative .......  32.5        28.8      30.1       29.2
  Rent expense to shareholder ...............   0.6         0.4       0.5        0.4
  Research and development ..................   1.2         2.3       1.6        2.1
                                              -----       -----     -----      -----
Total operating expenses ....................  34.3        31.5      32.2       31.7
                                              -----       -----     -----      -----

Loss from operations ........................  (4.4)        0.3      (3.5)      (0.2)

Interest expense ............................   1.6         1.2       1.5        1.2
                                              -----       -----     -----      -----

Net loss ....................................  (6.0)%      (0.9)%    (5.0)%     (1.4)%
                                              =====       =====     =====      =====

Second Quarter of Fiscal 1999 Compared to Second Quarter of Fiscal 1998

  Sales. Sales for the three months ended April 30, 1999 were $14,992,000, a decrease of 28.6% from sales of $20,996,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of the Company's GigaRAID product family. GigaRAID product sales were $7,102,000 in the second quarter of fiscal 1999 compared to $10,740,000 in the second quarter of fiscal 1998. This decrease is primarily attributable to the increase in GigaRAID/AA product revenue not exceeding decreases experienced in other GigaRAID products, primarily the GigaRAID/FT and GigaRAID/SA. The decrease in sales of the current GigaRAID products was partially offset by a $356,000 increase in non-GigaRAID mass storage products, which includes RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape, due to revenues from the GigaSTOR LVD product line outpacing decreases in revenues from non-LVD mass storage products. Third-party product sales decreased by $3,163,000, to $2,838,000 in the second quarter of fiscal 1999 compared to $6,001,000 in the second quarter of fiscal 1998. Revenues from OEM, software and services increased $168,000, $93,000 and $180,000, respectively, from the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The decrease in third-party product revenues is consistent with the Company's transition towards "owned solutions" strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining engineered technology with selected products manufactured by its distribution and development partners, the Company believes it provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

  Gross Profit. Gross profit in the second quarter of fiscal year 1999 was $4,489,000, representing approximately 29.9% of revenues, compared to $6,672,000 in the second quarter of fiscal 1998, which represented approximately 31.8% of revenues. The decrease in gross profit as a percentage of sales was due primarily to a change in the product mix during the second quarter of fiscal 1999 compared to the second quarter of 1998. The Company's GigaRAID product family sales accounted for 47.4% of revenues for the second quarter of fiscal 1999 compared to 51.2% of revenues in the second quarter of fiscal 1998. Non-GigaRAID mass storage accounted for 19.7% of revenues for the second quarter of fiscal 1999 compared to 12.4% of revenues in the second quarter of fiscal 1998. The Company has historically earned higher margins on revenues from the GigaRAID product family as compared to non-GigaRAID mass storage products.

  Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e., goodwill amortization). Selling, general and administrative expenses were $4,879,000 and $6,048,000 for the quarters ended April 30, 1999 and 1998, respectively. The decrease in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year is due to decreased compensation-related sales costs resulting from decreased staff and lower sales volume.

  Research and Development Expense. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $184,000 and $473,000 for the quarters ended April 30, 1999 and 1998, respectively. The level of research and development expenses is consistent with the Company's strategy to continue to focus resources on maintenance of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

  Interest Expense. The decrease in interest expense of $19,000 in the second quarter of fiscal 1999 from $256,000 in the comparable period in fiscal 1998 is due primarily to the reduction in the outstanding portion of the Company's bank line of credit.


First Six Months of Fiscal 1999 Compared to First Six Months of Fiscal 1998

  Sales. Sales for the six months ended April 30, 1999 were $31,370,000, a decrease of 26.6% from sales of $42,756,000 for the same period in the prior year. The decrease was attributable to a decrease in sales of the Company's GigaRAID product family. GigaRAID product sales were $16,851,000 in the first six months of fiscal 1999 compared to $19,927,000 in the first six months of fiscal 1998. This decrease is primarily attributable to the increase in GigaRAID/AA product revenue not exceeding decreases experienced in other GigaRAID products, primarily the GigaRAID/FT, GigaRAID/SA and GigaRAID/HA. The decrease was also attributable to a decrease in sales of non-GigaRAID mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape. Non-GigaRAID mass storage product sales were $5,038,000 in the first six months of fiscal 1999 compared to $7,761,000 in the first six months of fiscal 1998. In addition third-party product sales decreased by $6,277,000, from $5,612,000 in the first six months of fiscal 1999 compared to $11,889,000 in the first six months of fiscal 1998. The decrease in non-GigaRAID mass storage and third-party product sales is consistent with the Company's strategy to focus increased resources on internally designed products, including the GigaRAID product family, capable of producing higher margins. This is also consistent with the Company's transition towards "owned solutions" strategic technologies designed in-house to create technical, time-to-market and gross margin advantages. By combining engineered technology with selected products manufactured by its distribution and development partners, the Company believes it provides a strong, sophisticated product line targeted to fast-growing segments of the open systems storage market.

  Gross Profit. Gross profit in the first six months of fiscal year 1999 was $8,995,000, representing approximately 28.7% of revenues, compared to $13,456,000 in the first six months of fiscal 1998, which represented approximately 31.5% of revenues. The decrease in gross profit as a percentage of sales was due primarily to a change in product mix within the GigaRAID product family. Distribution GigaRAID products, which have traditionally earned lower margins that internally designed and manufactured GigaRAID products, increased 4.9% as a percentage of sales during the first six months of fiscal 1999 compared to the same period in the prior fiscal year. The Company's GigaRAID product family sales accounted for 53.7% of revenues for the first six months of fiscal 1999 compared to 46.6% of revenues in the first six months of fiscal 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e., goodwill amortization). Selling, general and administrative expenses were $9,432,000 and $12,438,000 for the six months ended April 30, 1999 and 1998, respectively. The decrease in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year is due to decreased compensation-related sales costs resulting from decreased staff and lower sales volume.

  Research and Development Expense. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $506,000 and $914,000 for the six months ended April 30, 1999 and 1998, respectively. The level of research and development expenses is consistent with the Company's strategy to continue to focus resources on maintenance of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

  Interest Expense. The decrease in interest expense of $40,000 in the first six months of fiscal 1999 from $522,000 in the comparable period in fiscal 1998 is due primarily to the reduction in the outstanding portion of the Company's bank line of credit.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash remained at $23,000 as of April 30, 1999 and as of October 31, 1998. Net working capital decreased $736,000 to $2,750,000 as of April 30, 1999 from October 31, 1998. During the first six months of fiscal 1999, the Company generated $873,000 from operating activities, which was used for investment in property and equipment of $411,000 and for payments to reduce the bank line of credit of $462,000.

  The Company currently maintains a credit facility that permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory ($6,057,000 available at April 30, 1999). As of April 30, 1999, the Company had $5,000,000 outstanding under this credit line. The credit facility expires on April 30, 2001; consequently borrowings under this line have been classified as long-term.

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

  Costs incurred directly related to the Year 2000 problem are expensed by the Company during the period in which they are incurred. The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as a majority of the costs have occurred as a result of normal upgrade procedures. Costs incurred relating to the Year 2000 issue include the time spent by employees reviewing and addressing Year 2000 risks and amounted to $20,000 in fiscal 1998 and $5,000 for the first six months of fiscal 1999.

  Based on current information, the Company does not expect future costs to address Year 2000 risks to be material. However, there can be no assurances that there will not be interruptions or other limitations of financial or operating systems or that the Company will not incur significant costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 problem are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include but are not limited to the success of the Company's suppliers in completing their respective plan of action for Year 2000 compliance.

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

  The Company is in the process of evaluating certain ancillary PC office applications (e.g. word processing, spreadsheets, e-mail etc.) and specialized PC applications including art, drawing and other creative department applications, hardware design and other engineering department applications, software development systems, bank account management, fixed asset management, and stock option database management. This effort will continue through 1999 and is expected to be completed by the end of the calendar year 1999.

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

 The Company's Business Partners

  The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to the Company, the Company may be forced to delay or cancel shipments of its products, which could have a material adverse effect on the Company's results of operations. Any inability of the Company's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of the Company's products could also have a material adverse effect on the Company's results of operations. Additionally, any inability of the Company's other key business partners, including the Company's bank, to become Year 2000 compliant could cause them to become unable to provide critical business services, such as to provide funding on the Company's line of credit, and could therefore also have a material adverse effect on the Company.

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

  The Company has contacted all identified key vendors and business partners and obtained either a statement of Year 2000 compliance or a status report on the progress achieved to date on execution of their respective Year 2000 Plan. Based on this review, the Company is satisfied that all identified key vendors and business partners have satisfactorily addressed their Year 2000 issues with a plan of action as applicable and are, or will be, Year 2000 compliant by the end of the third calendar quarter of 1999.

PART II - OTHER INFORMATION


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

  On April 8, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved management' slate of directors and the ratification of the Company's independent accountants with the following vote distribution:

                                                                                  Broker
                   Item                      Affirmative   Negative   Withheld   Non-Vote
------------------------------------------   -----------   --------   --------   ---------

Election of Board of Directors
  Harris Ravine                               21,593,709               122,103
  W. David Sykes                              21,593,509               122,303
  Cornelius McMullan                          21,593,709               122,303
  Melville Straus                             21,593,709               122,303

Other Matters

     Reappoint Price Waterhouse LLP
     as independent auditors for fiscal
     year 1999                                21,625,597     84,300      5,915   2,103,587


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

    (a)   Exhibits

          27.1 Financial Data Schedule

    (b)   Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ANDATACO, INC.


          Date: June 14, 1999               By:  /s/ Harris Ravine
                                                ------------------------------
                                                Harris Ravine
                                                Chief Executive Officer
                                                (on behalf of registrant and
                                                as its principal executive
                                                officer)


          Date: June 14, 1999               By:  /s/ Diane Wong
                                                ------------------------------
                                                Diane Wong
                                                Vice President of Finance and
                                                Corporate Controller
                                                (on behalf of registrant and as
                                                its principal financial officer)