Form 10-Q
period 1999-07-31
ANDATACO INC
filed 1999-09-14
CIK 351810

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

      For the quarterly period ended July 31, 1999, OR

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



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   Yes  X   No
                                                ___     ___


As of August 26, 1999, there were 25,432,303 shares of the Registrant's common stock, $0.01 par value, issued and outstanding.


================================================================================

Andataco, Inc.

FORM 10-Q INDEX
--------------------------------------------------------------------------------

                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheet at July 31, 1999 (unaudited)
                     and October 31, 1998                                             3

                   Consolidated Statement of Operations (unaudited) for the
                     three-month and nine-month periods ended July 31, 1999
                     and 1998                                                         4

                   Consolidated Statement of Cash Flows (unaudited) for the
                     nine-month period ended July 31, 1999 and 1998                   5

                   Notes to Consolidated Financial Statements (unaudited)             6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        8


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and reports on Form 8-K                                  14


                   Signatures

Part I: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements
ANDATACO, INC.

Consolidated Balance Sheet
-------------------------------------------------------------------------------

                                                                                         July 31,    October 31,
                                                                                           1999         1998
                                                                                       (UNAUDITED)
Assets

Current assets:
 Cash ...............................................................................  $    23,000   $    23,000
 Accounts receivable, net ...........................................................    8,004,000    10,628,000
 Inventories ........................................................................    4,945,000     4,923,000
 Other current assets ...............................................................    1,841,000       634,000
                                                                                       -----------   -----------

  Total current assets ..............................................................   14,813,000    16,208,000

Goodwill, net .......................................................................    4,738,000     5,993,000
Property and equipment, net .........................................................    2,665,000     3,415,000
Other assets ........................................................................       60,000        66,000
                                                                                       -----------   -----------
                                                                                       $22,276,000   $25,682,000
                                                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...................................................................  $ 6,269,000   $ 7,853,000
 Accrued expenses ...................................................................    2,176,000     2,610,000
 Deferred revenue ...................................................................    2,336,000     2,259,000
                                                                                       -----------   -----------
  Total current liabilities ....................................................        10,781,000    12,722,000
                                                                                       -----------   -----------

Long-term liabilities:
 Bank line of credit ............................................................        5,793,000     5,462,000
 Shareholder loan .................................................................      5,196,000     5,196,000
                                                                                       -----------   -----------
  Total long-term liabilities ................................................          10,989,000    10,658,000
                                                                                       -----------   -----------
Shareholders' equity:
 Common stock ................................................................             254,000       238,000
 Additional paid in capital ....................................................        10,669,000    10,107,000
 Accumulated deficit ..........................................................        (10,417,000)   (8,043,000)
                                                                                       -----------   -----------
  Total shareholders' equity ................................................              506,000     2,302,000
                                                                                       -----------   -----------
                                                                                       $22,276,000   $25,682,000
                                                                                       ===========   ===========

           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

Consolidated Statement of Operations
(Unaudited)
--------------------------------------------------------------------------------




                                       Three months ended           Nine months ended
                                            July 31,                    July 31,
                                       1999          1998          1999          1998

Sales                              $14,486,000   $17,092,000   $45,856,000    $59,848,000
Cost of sales                       10,381,000    12,733,000    32,756,000     42,033,000
                                   -----------   -----------   -----------    -----------

  Gross profit                       4,105,000     4,359,000    13,100,000     17,815,000
                                   -----------   -----------   -----------    -----------

Operating expenses:
 Selling, general and
  administrative                     4,468,000     5,325,000    13,900,000     17,788,000
 Rent expense to officer                83,000        83,000       249,000        249,000
 Research and development              145,000       568,000       651,000      1,482,000
                                   -----------   -----------   -----------    -----------

  Total operating expenses           4,696,000     5,976,000    14,800,000     19,519,000
                                   -----------   -----------   -----------    -----------

Loss from operations                  (591,000)   (1,617,000)   (1,700,000)    (1,704,000)

Net benefit on settlement of
 litigation                            (72,000)            -       (72,000)             -
Interest expense                       147,000       140,000       395,000        428,000
Interest expense to shareholder        117,000       117,000       351,000        351,000
                                   -----------   -----------   -----------    -----------

Net loss                           $  (783,000)  $(1,874,000)  $(2,374,000)   $(2,483,000)
                                   ===========   ===========   ===========    ===========
Net loss per share (basic
 and diluted)                           $(0.03)       $(0.08)       $(0.10)        $(0.10)
                                   ===========   ===========   ===========    ===========

Shares used in computing
 net loss per share (basic
 and diluted)                       24,099,904    23,819,399    23,913,928     23,819,399
                                   ===========   ===========   ===========    ===========



           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

Consolidated Statement of Cash Flow
(Unaudited)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                              July 31,
                                                                         1999         1998
Cash flows from operating activities:
 Net loss                                                           $(2,374,000)  $(2,483,000)
 Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
   Depreciation                                                       1,234,000     1,237,000
   Amortization of goodwill                                           1,255,000     1,254,000
   Stock compensation                                                    78,000             -
 Changes in assets and liabilities:
  Accounts receivable                                                 2,624,000     2,494,000
  Inventories                                                           (22,000)    2,499,000
  Other assets                                                       (1,201,000)      (27,000)
  Accounts payable                                                   (1,584,000)   (1,091,000)
  Accrued expenses                                                     (434,000)   (1,528,000)
  Deferred revenue                                                       77,000       863,000
                                                                    -----------   -----------

   Net cash (used in) provided by operating activities                 (347,000)    3,218,000
                                                                    -----------   -----------

Cash flows from investing activities:
 Payments for purchases of property and equipment                      (484,000)   (1,298,000)
                                                                    -----------   -----------

   Net cash used in investing activities                               (484,000)   (1,298,000)
                                                                    -----------   -----------

Cash flows from financing activities:
 Borrowings (payments) under bank line of credit agreement (net)        331,000    (1,500,000)
 Proceeds from issuance of common stock                                 500,000             -
 Payments on notes payable                                                    -      (141,000)
                                                                    -----------   -----------

   Net cash provided by (used in) financing activities                  831,000    (1,641,000)

                                                                    -----------   -----------
Net change in cash                                                            -       279,000

Cash at beginning of period                                              23,000        41,000
                                                                    -----------   -----------

Cash at end of period                                               $    23,000   $   320,000
                                                                    ===========   ===========



           See notes to unaudited consolidated financial statements.

ANDATACO, INC.

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

NOTE 1- BASIS OF PRESENTATION

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

     The accompanying unaudited consolidated financial statements of Andataco, Inc. ("ANDA", or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of July 31, 1999 and its results of operations for the three-month and nine-month periods ended July 31, 1999 and 1998. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending October 31, 1999.


NOTE 2 - CHANGE IN CONTROL AND BUSINESS COMBINATION

nStor Technologies, Inc.

     On June 8, 1999, nStor Technologies, Inc., a Delaware corporation ("nStor"), purchased (the "Change in Control") 18,021,281 shares of the Company's common stock, representing approximately 76% of the total issued and outstanding common stock of the Company from W. David Sykes, President of the Company ("Sykes"), the Sykes Family Trust and the Sykes Children's Trust.

     As part of the purchase, nStor also acquired from Sykes the subordinated promissory note (the "Shareholder Note") in the original principal amount of $5,196,000 payable by the Company to Sykes.

     On July 16, 1999 nStor acquired 1,612,903 shares of newly issued Andataco, Inc. common stock from the Company for $0.5 million in cash, increasing nStor's ownership to approximately 77%. On August 5, 1999, the Board of Directors of the Company approved nStor's proposed acquisition of the remaining Andataco, Inc. outstanding common stock for an aggregate purchase price of approximately $1.8 million, to be paid with shares of nStor common stock based on the average closing price for the ten trading days immediately prior to the date of the respective meetings of the stockholders of both companies. The proposed acquisition is subject to various conditions, including approval by the stockholders of both companies. The Company expects the closing to occur in the fourth quarter of 1999. There can be no assurance, however, that the proposed acquisition will be consummated.


IPL Systems, Inc.

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

ANDATACO, INC.

Notes to Consolidated financial statements (Unaudited)
--------------------------------------------------------------------------------

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


NOTE 3 - NET LOSS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Shares issuable upon exercise of outstanding stock options and warrants, totaling 1,689,352 and 2,184,428 as of July 31, 1999 and 1998, respectively, have been excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.


NOTE 4 - INVENTORIES


                                                                                            JULY 31,     OCTOBER 31,
                                                                                              1999          1998
                                                                                           ----------    ----------
                                                                                           (unaudited)
 Inventories are comprised of the following:
 Purchased components ...................................................................  $4,515,000    $3,900,000
 Work in progress .....................................................................        29,000       280,000
 Finished goods .........................................................................     401,000       743,000
                                                                                           ----------    ----------
                                                                                           $4,945,000    $4,923,000
                                                                                           ==========    ==========

NOTE 5 - BORROWINGS

      The Company has a revolving line of credit (the "Line of Credit") with a bank which provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Line of Credit currently bears interest at prime plus 0.5 percent (8.5% at July 31, 1999), is guaranteed by Sykes and matures in December 2002. The Company pays a facility fee of 0.25% based on the average unused portion of the maximum borrowings. Advances under the Line of Credit are collateralized by substantially all assets of the Company. The Line of Credit provides for certain financial covenants, including maintaining a certain minimum working capital and tangible net worth. During the second quarter ended April 30, 1999, the Company was not in compliance with the financial covenant regarding tangible net worth; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of $0.5 million in connection with the sale of the Company's common stock (Note 2).

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

     On June 8, 1999, nStor Technologies, Inc., ("nStor"), purchased 18,021,281 shares of the Company's common stock from W. David Sykes, President of the Company ("Sykes"), the Sykes Family Trust and the Sykes Children's Trust, representing approximately 76% of the total issued and outstanding common stock of the Company.

     As part of the purchase, nStor also acquired from Sykes the subordinated promissory note (the "Shareholder Note") in the original principal amount of $5,196,000 payable by the Company to Sykes.

     On July 16, 1999 nStor acquired 1,612,903 shares of newly issued Andataco, Inc. common stock from the Company for $0.5 million in cash, increasing nStor's ownership to approximately 77%. On August 5, 1999, the Board of Directors of the Company approved nStor's proposed acquisition of the remaining Andataco, Inc. outstanding common stock for an aggregate purchase price of approximately $1.8 million, to be paid with shares of nStor common stock based on the average closing price for the ten trading days immediately prior to the date of the respective meetings of the stockholders of both companies. The proposed acquisition is subject to various conditions, including approval by the stockholders of both companies. The Company expects the closing to occur in the fourth quarter of 1999. There can be no assurance, however, that the proposed acquisition will be consummated.

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         JULY 31,                     JULY 31,
                                                     ------------------          -----------------
                                                     1999          1998          1999         1998
                                                     ----          ----          ----         ----

 Sales .......................................       100.0%        100.0%        100.0%      100.0%
 Cost of sales ...............................        71.7          74.5          71.4        70.2
                                                      ----          ----          ----        ----

 Gross profit ................................        28.3          25.5          28.6        29.8
                                                      ----          ----          ----        ----

 Operating expenses:
  Selling, general and administrative ........        30.8          31.1          30.4        29.7
  Rent expense to shareholder ................         0.6           0.5           0.5         0.4
  Research and development ...................         1.0           3.3           1.4         2.5
                                                      ----           ---           ---         ---
 Total operating expenses ....................        32.4          34.9          32.3        32.6
                                                      ----          ----          ----        ----

 Loss from operations ........................        (4.1)         (9.4)         (3.7)       (2.8)

 Net benefit on settlement of litigation              (0.5)            -          (0.1)          -
 Interest expense ............................         1.8           1.5           1.6         1.3
                                                       ---           ---           ---         ---

 Net loss ....................................        (5.4)%       (10.9)%        (5.2)%      (4.1)%
                                                     =====         =====          ====        ====

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998

     Sales. Sales for the three months ended July 31, 1999 were $14,486,000, a decrease of 15.2% from sales of $17,092,000 for the same period in the prior year. The decrease was partly attributable to a decrease in sales of the Company's GigaRAID product family. GigaRAID product sales were $6,149,000 in the third quarter of fiscal 1999 compared to $7,235,000 in the third quarter of fiscal 1998. This decrease is primarily attributable to the increase in GigaRAID/AA product revenue not exceeding decreases experienced in other GigaRAID products, primarily the GigaRAID/FT and GigaRAID/SA. The decrease is also attributable to lower revenues from the Company's GigaSTOR product line which decreased $1,217,000 or 24.2% to $3,820,000 in the third quarter of fiscal 1999. This decrease is primarily attributable to the increase in revenues from GigaSTOR products incorporating LVD technology not outpacing the decrease in revenues from non-LVD GigaSTOR products.

     Third-party product sales decreased by $586,000, to $3,063,000 in the third quarter of fiscal 1999 compared to $3,649,000 in the third quarter of fiscal 1998. The decrease in third-party product revenues is consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages.

     Gross Profit. Gross profit in the third quarter of fiscal year 1999 was $4,105,000, representing approximately 28.3% of revenues, compared to $4,359,000 in the third quarter of fiscal 1998, which represented approximately 25.5% of revenues. The increase in gross profit as a percentage of sales was due to a shift in product mix and dynamic market pricing experienced in the quarter. The Company's GigaRAID product family sales accounted for 42.4% of revenues for the third quarter of fiscal 1999 compared to 42.3% of revenues in the third quarter of fiscal 1998. Non-GigaRAID mass storage accounted for 26.4% of revenues for the third quarter of fiscal 1999 compared to 29.5% of revenues in the third quarter of fiscal 1998. Distribution products accounted for 21.1% of revenues for the third quarter of fiscal 1999 compared to 21.3% of revenues in the third quarter of fiscal 1998. The Company has historically earned higher margins on revenues from the GigaRAID product family as compared to non-GigaRAID mass storage products.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e., goodwill amortization). Selling, general and administrative expenses were $4,468,000 and $5,325,000 for the quarters ended July 31, 1999 and 1998, respectively. The decrease in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year is due to decreased compensation-related sales costs resulting from decreased staff and lower sales volume.

     Research and Development Expense. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $145,000 and $568,000 for the quarters ended July 31, 1999 and 1998, respectively. The decrease in research and development expenses for the quarter ended July 31, 1999 as compared to the same quarter in the prior fiscal year was primarily related to the completion of development of the Hewlett-Packard SureTape(R) product during the third quarter of fiscal 1998. No further expenses related to this project were incurred in fiscal year 1999. The Company will to continue to focus resources on maintenance of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

First Nine Months of Fiscal 1999 Compared to First Nine Months of Fiscal 1998

     Sales. Sales for the nine months ended July 31, 1999 were $45,856,000, a decrease of 23.4% from sales of $59,848,000 for the same period in the prior year. The decrease was primarily attributable to a decrease in sales of third-party distribution products. Third-party distribution product sales decreased by $7,539,000, from $8,675,000 in the first nine months of fiscal 1999 compared to $16,214,000 in the first nine months of fiscal 1998. The decrease in third-party product sales is consistent with the Company's strategy to focus increased resources on internally designed products, including the GigaRAID product family, capable of producing higher margins. The decrease was also attributed to lower manufactured and distributed GigaRAID and mass storage product sales. GigaRAID product sales were $21,733,000 in the first nine months of fiscal 1999 compared to $25,831,000 in the first nine months of fiscal 1998. This decrease is primarily attributable to the increase in GigaRAID/AA product revenue not exceeding decreases experienced in other GigaRAID products, primarily the GigaRAID/FT, GigaRAID/SA and GigaRAID/HA. The decrease was also attributable to a decrease in sales of non-GigaRAID mass storage products including RAID Lite, RAPID-Tape, JBOD Disk and JBOT Tape. Non-GigaRAID mass storage product sales were $10,670,000 in the first nine months of fiscal 1999 compared to $14,492,000 in the first nine months of fiscal 1998. These decreases are consistent with the Company's transition towards "owned solutions" - strategic technologies designed in-house to create technical, time-to-market and gross margin advantages.

     Gross Profit. Gross profit in the first nine months of fiscal year 1999 was $13,100,000, representing approximately 28.6% of revenues, compared to $17,815,000 in the first nine months of fiscal 1998, which represented approximately 29.8% of revenues. The decrease in gross profit as a percentage of sales was due primarily to a change in product mix within the GigaRAID product family and the impact of dynamic market pricing experienced during the nine months ended July 31, 1999. Distribution GigaRAID products, which have traditionally earned lower margins than internally designed and manufactured GigaRAID products, increased 3.0% as a percentage of sales during the first nine months of fiscal 1999 compared to the same period in the prior fiscal year. The Company's GigaRAID product family sales accounted for 47.4% of revenues for the first nine months of fiscal 1999 compared to 43.2% of revenues in the first nine months of fiscal 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel and administrative and corporate services personnel, as well as consulting, advertising, promotion, and certain merger related expenses (i.e., goodwill amortization). Selling, general and administrative expenses were $13,900,000 and $17,788,000 for the nine months ended July 31, 1999 and 1998, respectively. The decrease in the current period's selling, general and administrative expenses over such expenses incurred in the comparable period of the prior fiscal year is due to decreased compensation-related sales costs resulting from decreased staff and lower sales volume.

     Research and Development Expense. Research and development expenses consist primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $651,000 and $1,482,000 for the nine months ended July 31, 1999 and 1998, respectively. The decrease in research and development expenses for the nine months ended July 31, 1999 as compared to the same period in the prior fiscal year was primarily related to the completion of development of the Hewlett-Packard SureTape(c) product during the third quarter of fiscal 1998. No further expenses related to this project were incurred in fiscal year 1999. The Company will continue to focus resources on maintenance of in-house products and differentiating technologies for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

     Interest Expense. The decrease in interest expense of $33,000 to $746,000 in the first nine months of fiscal 1999 from $779,000 in the comparable period in fiscal 1998 is due primarily to the reduction in the outstanding portion of the Company's bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash remained at $23,000 as of July 31, 1999 and as of October 31, 1998. Net working capital increased $546,000 to $4,032,000 as of July 31, 1999 from $3,486,000 as of October 31, 1998. During the first nine months of fiscal 1999, the Company used $347,000 in operating activities and invested $484,000 in property and equipment and produced $831,000 from net borrowings with its bank line of credit and proceeds from issuing shares of common stock.

     The Company currently maintains a credit facility that permits borrowings of the lesser of $10,000,000 or a percentage of eligible accounts receivable and inventory ($7,203,000 available at July 31, 1999). As of July 31, 1999, the Company had $5,793,000 outstanding under this credit line. The credit facility expires in December 2002; consequently borrowings under this line have been classified as long-term.

     The Company believes that its projected income and its bank line of credit will be sufficient to meet the Company's capital and operating requirements for the next twelve months as presently projected. If sales are less than projected, or if the Company is unable to generate adequate cash flows from its sales, the Company may need to seek additional sources of capital and/or decrease its planned capital and operating expenditures.

     A shareholder loan to the Company's principal shareholder is unsecured, due in June 2004, with interest payable monthly at 9 percent per annum. This loan is subordinate to the bank line of credit.

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

     Costs incurred directly related to the Year 2000 problem are expensed by the Company during the period in which they are incurred. The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as a majority of the costs have occurred as a result of normal upgrade procedures. Costs incurred relating to the Year 2000 issue include the time spent by employees reviewing and addressing Year 2000 risks and amounted to $20,000 in fiscal 1998 and $10,000 for the first nine months of fiscal 1999.

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

     The Company has contacted all identified key vendors and business partners and obtained either a statement of Year 2000 compliance or a status report on the progress achieved to date on execution of their respective Year 2000 Plan. Based on this review, the Company is satisfied that all identified key vendors and business partners have satisfactorily addressed their Year 2000 issues with a plan of action as applicable and are, or will be, Year 2000 compliant by the end of the third calendar quarter of 1999. However, there can be no assurance that the representations made to the Company by third parties are accurate or complete and there is a possibility that normal business operations could be disrupted.

PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  Exhibits

          2.1 Agreement and Plan of Merger dated as of August 27, 1999, by and among nStor Technologies, Inc., NTI Acquisition Corp. and Andataco, Inc.

          10.1 Amendment No.4 to Loan Agreement dated as of July 13, 1999 between Wells Fargo Bank and the Company.

          10.2 Subordination Agreement dated July 13, 1999 between ANDATACO of California, Inc., nStor Technologies, Inc. and Wells Fargo Credit.

          27.1   Financial Data Schedule


     (b)  Reports on Form 8-K

          Report on Form 8-K dated June 8, 1999, containing information related to nStor Technologies, Inc.'s acquisition of 76% of Andataco, Inc.'s common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ANDATACO, INC.


          Date: September 14, 1999      By: /s/ Harris Ravine
                                            -----------------------------------
                                            Harris Ravine
                                            Chief Executive Officer
                                            (on behalf of registrant and as its
                                             principal executive officer)


          Date: September 14, 1999      By: /s/ Diane Wong
                                            -----------------------------------
                                             Diane Wong
                                             Vice President of Finance and
                                             Corporate Controller
                                             (on behalf of registrant and as its
                                              principal financial officer)